Form 10QSB
period 1999-11-09
ON LINE PRODUCTION SERVICES INC
filed 2000-02-08
CIK 1093061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                             COMMISSION FILE NUMBER

                         OnLine Production Services, Inc
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       NEVADA                                             91-1833963
(STATE OF INCORPORATION)                        (I.R.S. EMPLOYER IDENTIFICATION
                                                            NUMBER)

           Suite 210-2323 Boundary Road Vancouver, B.C. Canada V5M 4V8 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (604) 205-5107
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

--------------------------------------------------------------------------------
         Securities registration pursuant to Section 12(g) of the Act:
     Common Stock, $0.001 Par Value                    OTC Bulletin Board
-------------------------------------------------------------------------------
                                (Title of Class)

                        OnLine Production Services, Inc.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED November 30, 1999


                                TABLE OF CONTENTS

                                     PART I


ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                     PART II

ITEM 3. LEGAL PROCEEDINGS
ITEM 4. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 5. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

     ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                        OnLine Production Services, Inc.
                                  Balance Sheet
                    As at November 30, 1999 and 1998(Note 15)
                                    Unaudited

Amounts in 1,000's of Dollars US

                                     ASSETS

                                                                         1999       1998
                                                                        ------------------
Current Assets
     Cash and Cash Equivalents                                          $   196    $    62
     Accounts Receivable - Note 3                                            49          4
     Current Portion of Deferred Taxes - Note 6                               4          3
     Accrued Interest - Note 5                                               83         37
                                                                        ------------------
     Total Current Assets                                                   332        106

Property, Plant and Equipment Net of Depreciation - Note 4                  224        166
Other Assets
     Investments - Note 5                                                 8,345      5,130
     Intangible Assets-Net of Amortization - Note 10(d))                    267        339
     Other - Note 6                                                           3          1
                                                                        ------------------
     Total Other Assets                                                   8,615      5,636
                                                                        ------------------
Total Assets                                                            $ 9,171    $ 5,742
                                                                        ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable and Accrued Liabilities - Note 8                  $   379    $   221
     Bank Line of Credit - Note 7                                            --         41
     Current Portion of Mortgage Payable                                      1          1
                                                                        ------------------
     Total Current Liabilities                                              380        263

Mortgage Payable - Note 9                                                    75         73

Other Liabilities
     Contingent Revenue - Note 10                                         8,268      5,110
     Payable Columbus Software, Inc. - Note 10(d)                            --        450
     Loan Payable - Shareholders                                             --         17
                                                                        ------------------
     Total Other Liabilities                                              8,268      5,577

Stockholders' Equity - Note 11
Capital Stock
     Class A Common Stock, $0.001 par, 100,000,000 shares authorized,
          10,480,614 issued                                                   7          4
     Preference Shares, 10,000,000 shares authorized
          3,673,292 issued                                                    2         --
                                                                        ------------------
               Total Capital Stock                                            9          4

Additional Paid in Capital
     Issued price in excess of par value - Class A                        1,318        567
     Issued price in excess of par value - Preference Shares                180         --
                                                                        ------------------
               Total Paid In Capital                                      1,498        567
     Accumulated Deficit                                                 (1,285)      (732)

     Accumulated Other Comprehensive Income (Loss)                          226        (10)
                                                                        ------------------

     Total Stockholders' Equity                                             439       (175)
                                                                        ------------------
Total Liabilities and Stockholders' Equity                              $ 9,171    $ 5,742
                                                                        ==================

                        OnLine Production Services, Inc.
                                Income Statement
            Three Months Ended November 30, 1999 and 1998 (Note 15)
                                   Unaudited

Amounts in 1,000's dollars US

                                                         1999            1998
                                                       ------------------------
Revenue
    Sales                                              $     49        $     33
    Other                                                     4               3
                                                       ------------------------
    Total Revenue                                            53              36
Cost of Sales                                               217             149
                                                       ------------------------
Gross Profit (Loss)                                        (164)           (113)
General & Administrative Expenses                           272             137
    Depreciation/Amortization                                57             120
                                                       ------------------------
Loss From Operations                                       (493)           (370)
Other Income/Expense
    Interest Income                                         151              90
                                                       ------------------------
Net Loss Applicable to Common Stock                    $   (342)       $   (280)
                                                       ========================

Weighted Average Shares - Common Stock                   10,170           5,994
                                                       ------------------------
Loss Per Share of Common Stock                         $    (34)       $    (47)
                                                       ------------------------
Statement of Accumulated Deficit
    Balance - Beginning of Year                        $   (943)       $   (452)
    Net Loss for Year                                      (342)           (280)
                                                       ------------------------
    Balance  - End of Year                             $ (1,285)       $   (732)
                                                       ========================

                        OnLine Production Services, Inc.
                      Consolidated Statement of Cash Flows
             Three Months Ended November 30, 1999 and 1998 (Note 15)
                                    Unaudited

Amounts in 1,000's of Dollars US

                                                                1999      1998

OPERATING ACTIVITIES

Cash Used In Operations:

Net Loss                                                     $  (342)   $  (280)

Add (deduct) charges to items not involving cash:
Amortization                                                      57        120
                                                             $  (285)   $  (160)

Non-cash working capital items:
Accounts Receivable                                               15         --
Accounts Payable & Accruals                                      166        134
                                                             $   181    $   134
FINANCING ACTIVITIES

Change in Bank Operating Loan                                $  (30)    $    40

INVESTING ACTIVITIES
Change in Long Term Investments                                  (42)        --
Capital Asset Purchases                                          (60)        (3)
                                                             $  (102)   $    (3)

Translation Adjustment                                       $   (82)   $    --

Change In Cash                                               $  (318)   $    11
Cash, start of year                                              514         51
Cash, end of year                                            $   196    $    62

SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:       $    --    $    --

                        OnLine Production Services, Inc.
                            Consolidated Statement of
                               Changes in Equity
                      Three Months Ended November 30, 1999
                                   Unaudited

Amounts in 1,000's dollars US

                                                                                          Accumulated
                                                                                             Other
                                                             Comprehensive    Retained   Comprehensive
                                                   Total        Income        Earnings      Income
                                                   -----        ------        --------      ------

Beginning Balance                                  $ 863                     $  (943)        $ 308

Comprehensive Income
   Net Income (Loss)                                (342)        $(342)         (342)           --
   Other comprehesive income:                                                     --            --
     Foreign currency translation adjustments        (82)          (82)           --           (82)
                                                                 -----
Total Comprehensive Income                                       $(488)           --            --
                                                                 =====
                                                   -----                     -------         -----
                                                   $ 439                     $(1,285)        $ 226
                                                   =====                     =======         =====

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Foreign currency translation

All balances relating to On-Line Film Services Inc. (Canadian subsidiary) have been converted to United States dollars using the current rate method of currency conversion. The use of this method resulted in a translation adjustment loss of $82,000 in the current three month period due primarily to the effect of currency exchange fluctuations on long-term investments held by the Company. The investments are collateral against portions of projected minimum sales guaranteed by the Company over a ten year period to certain purchasers of the Company's software (See Notes 5 and 10).

(b)  Investments

Investments are held to maturity and are recorded at their amortized cost at the balance sheet date. These investments are strictly interest bearing deposits in the form of savings bonds and guaranteed interest certificates at the current and prior balance sheet dates. (Note 5) Subsidiaries are consolidated in these financial statements (Note 2).

(c)  Deferred Corporate Taxes

Deferred corporate taxes arise due to temporary timing differences arising from depreciation rates used for financial statement purposes and the depreciation rates prescribed for taxation purposes. Deferred taxes are divided into a current portion, which is expected to be utilized within one fiscal year and a non-current portion, which is expected to be utilized in a future period in excess of one fiscal year. (See note 6). Corporate taxes are calculated on an annual basis and as such no adjustment for Deferred Corporate Taxes has been calculated or reported for the interim periods of these financial statements.

(d)  Revenue Recognition Policy

Sales (excludes Mailcard and Casting Software rights) revenue is recognized when realized. Realization occurs when the earning process is complete, or virtually complete and revenue is evidenced by the existence of an exchange transaction which provides significant certainty as to the ultimate collectibility of the revenue amount. This policy applies to all fee and general revenue but does not apply to the realization of Mailcard and Casting Software rights sales.

Revenue relating to Casting Workbook fees is generated strictly from actors and entertainers who wish to advertise on the system following the free trial period (the free trial period varies at the discretion of the company management, depending on the circumstances, but has tended to be 60 to 90 days with some exceptions) provided by the company, at which time the fee (non refundable) is invoiced for the next twelve month period. Once invoiced, the invoiced amount is recorded as fee revenue.

Mailcard and Casting Software rights revenue is recognized on the collection method. The ultimate collection of agreed amounts relating to the mailcard and casting software rights is contingent on future sales of the software by the company. This contingency creates a significant degree of uncertainty surrounding the ultimate collection of this contingent revenue, which is based on the service of selling the software over a ten year period. As such, revenue is only recognized at such time as the funds are collected. (See note 11 )

(e)  Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks or other high credit quality financial institutions and other highly liquid investments which are immediately convertible into cash.. Due to the short term nature of these instruments, the carrying value approximates fair value.

(f)  Accounting impairment for long lived assets

The company considers impairment of value to occur when the book value of fixed assets is determined not to be recoverable. If this happens, the company has a policy of reducing the carrying value of the long lived asset to the recoverable amount and recording this reduction loss amount on the income statement in the year in which the write down has occurred. There has been no impairment of any long lived assets in the current or prior year.

(g)  Reorganization and reverse acquisition

The company, in fiscal year 1999, completed a reorganization and reverse merger. At the time of the merger, neither OnLine Production Services Inc., or its predecessor Earth Industries Inc., had any financial activity. With the exception of the stock of Earth Industries, which had a book value of $0 at the time of the merger, the only entity with activity was On-Line Film Services, Inc., which became the operating subsidiary company as a result of the merger. Therefore, the consolidated financial statements of On-Line Film Services Inc. for the three month period ended November 30, 1998 are presented as comparable statements.

2.   CONSOLIDATED FINANCIAL STATEMENTS

These financial statements show the consolidated results of operations for OnLine Production Services Inc. and its wholly owned Canadian subsidiary On-Line Film Services Inc..

3.   ACCOUNTS RECEIVABLE

The accounts receivable balance at November 30, 1999 are shown net of allowance for doubtful accounts of $ 1,688 . The 1998 accounts receivable balance is shown net of allowance for doubtful accounts of $6,862.

4.   PROPERTY, PLANT AND EQUIPMENT

        Asset                         Accum.                Depreciation
     Description           Amount    Deprec.     Net           Method

Office Furn & Fixtures      $ 19      $  7      $ 12       20% Declining Balance
Computer Software             56        22        34      100% Declining Balance
Computer Equipment           150        70        80       30% Declining Balance
Building                     113        15        98        4% Declining Balance
                                                $224

5.   INVESTMENTS

Long term investments consists of British Columbia Savings Bonds in a principal amount of $2,923,213 (August 31, 1999 - $2,878, 800) with an unamortized bond premium of $1,169 (August 31, 1999 - $1,150) to be amortized over the remaining eight year period of the bonds. Accrued interest of $82,887 (August 31, 1999 - $38,800) was unpaid at the balance sheet date. These bonds earn interest at 6% per annum (effective interest rate of 5.992%) paid semi-annually and are locked in to June 9, 2008. The accrued interest amount is calculated based on 6% of the principal for an accrual period of 173 days (August 31, 1999 - 82 days). The last interest payment date was June 10, 1999. The next interest payment date is expected on or around December 10, 1999. These bonds serve as registered collateral on the Mailcard contingent sales agreement dated September 17 1997. The amount of the collateral claim registered against these bonds is $2,923,213 which is locked in until June 9, 2008. All of the interest earned on this bond during the reported three month period ($43,485), included on the interest income line on the consolidated statement of loss and accumulated deficit, will be used to fund the minimum required Mailcard software purchase guarantee relating to the three month period. (See notes 10 & 13).

Also included in long term investments is the guaranteed interest savings amount of $5,609,311 (August 31, 1999 - $5,422,700) held at the Canadian Imperial bank of Commerce, of which $5,565,838 (August 31, 1999 - $5,387,900) serves as registered collateral relating to the Casting Workbook software contingent sales agreements dated December 31, 1997 and December 31, 1998, with the principal to be locked in until December 31, 2007 and 2008 respectively . From the agreement date to the balance sheet date, these funds have been placed in seven day CIBC GICs earning interest revenue at variable rates throughout the period. At the balance sheet date there was no accrued interest relating to the GIC investments. For the current three month period, all interest earned on these investments offsets the Casting Workbook exclusivity payments of $59,442 for the current three month period (See notes 10 & 13). The funding of the exclusivity payments is included in interest income line on the consolidated statement of loss and accumulated deficit.

The above investments are considered to be held to maturity debt investments where the principal will be fully recovered when the investments come due. The difference in the reported values of the investments between the current interim balance sheet date and August 31, 1999 (the fiscal year end of the Company) is due to fluctuations in the currency exchange rate as the investments are held in Canadian Dollars.

6.   DEFERRED TAXES - NON CURRENT

     Total deferred corporate taxes   $ 4,677
     Less: Current Portion             (3,934)

     Non current portion              $   743 included in "Other Assets"

7.   BANK LINE OF CREDIT

The company has available a $40,000 line of credit with the Royal Bank in Vancouver, British Columbia. The line of credit bears interest at the rate of Royal Bank prime plus 1.75% per annum. At the balance sheet date, the company has not used the line of credit that is available.

8.   ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Included in accounts payable and accruals is accrued distribution and exclusivity fees of $177,690 (August 31, 1999 - $73,000) relating to the Mailcard and Casting Workbook contractual agreements . The remaining amount relates to trade payables and operating accruals (Note 13).

9.   MORTGAGE PAYABLE

Mortgage payable consists of the following:

Mortgage payable to Vancity Credit Union bearing interest at 8.75% per annum with monthly payments of $632 (Renewal May 2001) Secured by real estate (office) at 208-2323 Boundary Road, Vancouver, British Columbia. The balance at November 30, 1999 is $75,884 (August 31, 1999 - $76,014). The company expensed $2,597 in interest relating to this loan in the current period. This was the only loan interest paid in the current fiscal year.

Future principal payments are:

Fiscal Year       Principal

2000 (remaining) $    552
2001             $    744
2002             $    812
2003             $    885
2004             $    966

Thereafter       $ 71,925

10.  CONTINGENCIES

(a) In the 1998 fiscal year, the company entered into a contingent sale agreement for the sale of Mailcard software territory rights to unrelated third parties. The company received and realized $523,000 in revenue as well as $2,878,000 in funds which are secured by the purchasing party as collateral against the purchasers portion of the projected minimum sales guaranteed by the company over a ten year period (See note 5). If and when the 3.2 million minimum sales units over the ten year period is met by the company, it shall receive the collateral funds as income at a rate of approx. 97% of the gross sales amount for the units sold in excess of 3.2 million units. Once all of the collateral funds have been released and realized as income by the company, it will earn 100% of the Mailcard sales revenue less a perpetual fee of 3% - 5% of gross revenue (depending on unit sale price) to the software rights purchasers. In the event that the projected minimum sales over the ten year period is not met, the company must make up this shortfall from the collateral funds and/or revenue generated by the collateral funds.

The amount of future revenue relating to this contingency agreement is not determinable until its ten year expiration date or until such time as the minimum required sales level is met. As a result, revenue is realized on the collection method, whereby deferred revenue is realized as income when funds are released from collateral. At the balance sheet date, the cumulative minimum sales has not yet been obtained, resulting in unrealized contingent revenue relating to this agreement on the balance sheet.

The collateral funds are registered and are not accessible by the company until such time as these funds (or portion thereof) are released by the secured parties. The term ending date is December 28, 2007. The contingent (deferred) revenue amount is secured by a claim against the ten year BC Savings bonds held by the company (See note 5).

(b) In the 1998 fiscal year, the company also entered into a contingent sale agreement for the Casting Workbook software territories rights to unrelated third parties. The company received and realized $587,000 in revenue as well as $2,476,000 in funds which are secured by the purchasing party as collateral against the purchasers portion of minimum projected revenue of approximately $5.895 million provided by the company over a ten year period (See note 5). If and when the minimum casting revenue over the ten year period is met by the company, it shall receive the collateral funds as income at a rate of approx. 97% of the gross revenue amount for aggregate revenue generated in excess of the approx. $5.895 million. Once all of the collateral funds have been released and realized as income by the Company, the Company shall earn 100% of the Casting software sales revenue less a perpetual fee of 3% to 5% of gross revenue (depending on sales price) to the software rights purchasers. In the event that the projected minimum revenue over the ten year period is not met, the company must make up the purchasers' portions of these shortfall from the collateral funds held as contingent revenue.

The amount of future revenue relating to this contingency agreement is not determinable until its ten year expiration date or until such time as the minimum required revenue level is met. As a result, revenue is realized on the collection method, whereby deferred revenue is realized as income when funds are released from collateral. At the balance sheet date, the cumulative minimum has not yet been obtained, resulting in unrealized contingent revenue relating to this agreement at the balance sheet date.

The collateral funds are registered and are not able to be used by the company until such time as these funds (or portion thereof) are released by the secured parties. The term ending date is December 31, 2007. These collateral funds are in the form of CIBC weekly GICs (See note 5)

(c) In the 1999 fiscal year, the company also entered into a contingent sale agreement for additional Casting Workbook software territories rights to unrelated third parties. The company received and realized $655,000 in revenue as well as $2,912,000 in funds which are secured by the purchasing party as collateral against the purchaser's portion of the minimum projected revenue amount of approximately $6.9 million provided by the company over a ten year period (See note 5). If and when the minimum casting revenue over the ten year period is met by the company, it shall receive the collateral funds as income at a rate of approx. 97% of the gross revenue amount for aggregate revenue generated in excess of the approx. $6.9 million. Once all of the collateral funds have been released and realized as income by the Company, the Company shall earn 100% of the Casting software sales revenue less a perpetual fee of 3% to 5% of gross revenue (depending on sales price) to the software rights purchasers. In the event that the projected minimum revenue over the ten year period is not met, the company must make up the purchaser's portion of the shortfall from the collateral funds from the collateral funds held as contingent revenue.

The amount of future revenue relating to this contingency agreement is not determinable until its ten year expiration date or until such time as the minimum required revenue level is met. As a result, revenue is realized on the collection method, whereby deferred revenue is realized as income when funds are released from collateral. At the balance sheet date, the cumulative minimum has not yet been obtained, resulting unrealized contingent revenue relating to this agreement at the balance sheet date.

The collateral funds are registered and are not able to be used by the company until such time as these funds (or portion thereof) are released by the secured parties. The term ending date is December 31, 2008. These collateral funds are in the form of CIBC weekly GICs (See note 5).

(d) At the end of the prior fiscal year, the company purchased the rights to software for use in the production of commercials. The agreement gives the company the right to the sale of commercial production service worldwide. The total purchase price was $3,950,000 . The payment of the purchase price consists of two payments of $100,000 (paid), the issuance of 250,000 common shares at a value of $1 per share (issued) and the issuance of a note payable of $ 3,500,000. In the 1999 fiscal year, the company expended an additional $8,000 relating to this agreement. The agreement is with Columbus Software Inc. The note payable is due only if the company achieves specified sales objectives on or before August 31, 2008.

Due to the contingent nature of the note payable, the purchase price attributable to the note amount of $3,500,000 is not presented in the financial statements. Instead, the amount of the purchase price actually expended of $450 000 and the additional $8,000 cost is classified as an other asset and will be amortized over the estimated useful life of three years. This resulted in a charge for amortization of $38,167 in the current interim period ($152,667 in the 1999 fiscal year, the first year of the purchase). The remaining purchase price of $3,500,000 will be recognized dollar for dollar against revenues generated by this service. The agreement also calls for a percentage of gross revenues to be paid to Columbus Software, Inc., on revenues generated over and above the purchase price.

11.  STOCKHOLDERS' EQUITY

Statement of Changes in Stockholders' Equity (Including Accumulated Deficit Statement)

                                 Class A Common                  Preference Shares         Paid In
                              Shares            Amount        Shares          Amount       Capital          Deficit

Balance 8/31/98              6,158,910         $ 4,088            --           $ --       $  540,998     ($  462,074)

Shares Issued
Prior to
Reorganization                 277,980             185            --             --           19,680            --

Shares Issued
To Earth Ind
Shareholders                 1,711,976           1,136            --             --             --              --

Reorganization              (6,436,890)         (4,276)           --             --         (560,678)           --

Issue Shares to
OnLine Film SH               2,763,598           1,835            --             --          380,889            --

Issue Class B
Pref.  Shares                     --              --         3,673,292          2,439        179,789            --

Private Placement
Shares Issued                5,714,284           3,793            --             --          659,947            --

Shares Issued
For Debt                        40,756              27            --             --           27,024            --

Shares Issued
To Columbus
Software Inc.                  250,000             250            --             --          249,750            --

Fiscal 1999 Comprehensive Income
  ($172,288)

Balance 8/3199              10,480,614         $ 7,041       3,673,292         $2,439     $1,497,399     ($  634,362)

1st Quarter Fiscal 2000 Comprehensive Income
  (424,250)

Balance 11/30/99            10,480,614         $ 7,041       3,673,292         $2,439     $1,497,399     ($1,058,612)

The 40 756 Class A shares issued for Debt above, were issued to company employees in lieu of certain wages accrued during the 1999 fiscal year. These shares were issued to employees who were neither officers nor directors of the company.

The preference shares above are non-voting, redeemable and retractable on or before March 1, 2004. These shares are non-cumulative and do not have a fixed dividend rate. These preferred shares earn dividends at the same rate as the class A common shares when a dividend on the class A common shares is declared. These shares may be converted to common shares at the discretion of either the company or the shareholders at a conversion rate of one common share for each preference share converted.

12.  LEASE OBLIGATIONS

The company has the following estimated future lease obligations based on current and projected lease agreements.

   DESCRIPTION                  2000      2001      2002      2003      2004
   Computer & Office Equip     63,000    66,000    68,000    70,000    72,000
   Vancouver Office Lease       9,500    10,000    10,500    11,000    11,500
   Toronto Office Lease         8,500     9,000     9,500    10,000    10,500
   LA Office Lease             15,000    16,000    17,000    18,000    19,000

     TOTALS                    96 000   101,000   105,000   109,000   113,000

In the current period computer and office equipment leases totaled $16,245 (Fiscal 1999 - $48 000). Aggregate office rent totaled $8,200 (Fiscal 1999 - $24,000).

13.  OTHER OBLIGATIONS

(a)The company is obligated purchase a minimum of approximately $171 000 per calendar year of Mailcard software for purposes of distribution on behalf of the software vendors. This obligation remains in effect until at least December 28, 2007, at which time, the agreement may be terminated or renewed, depending on circumstances at that time. The company is also required to purchase an additional 2 560 000 copies at an estimated price of approximately $4 per copy of the Mailcard Software on or before December 28, 2007. Included in accounts payable and accruals is an accrual of $82,887 representing the portion of the obligation payable but not yet due or paid at the balance sheet date. This amount was based on the interest accrued on the collateralized BC Savings Bonds Investment (Note 6) which is to be paid directly to the collateralized party to cover the guaranteed purchase amount. This amount is paid semi-annually on or around June 10 and December 10 of each calendar year. For the fiscal year ended August 31, 1999, the company has paid $133 000 from interest generated by the collateral amount with $82,887 remaining to be paid at the balance sheet date, to be paid from the interest accrued on the collateral bonds.

(b)The company is also obligated to pay minimum exclusivity fees, which is the interest earned on the CIBC weekly GICs (note 6), per calendar year for the right to provide management services related to the Casting Workbook. This minimum obligation remains in effect until December 28, 2007 and 2008 (note 10), at which time, the agreements may be terminated or renewed, depending on the circumstances at that time. Included in accounts payable and accrued liabilities is an accrual $94,812, which is the interest earned on the collateralized GICs from July 1, 1999 to November 30, 1999, which has not yet been paid to the Casting Workbook purchasers.

In the event that sales are not sufficient to meet the minimum requirements in a & b above, any shortfall will be covered by interest generated by the security held at the discretion of the company. See above.

14.  INCOME TAXES

The company has approximate income tax losses in the Canadian subsidiary which may in certain circumstances be applied against taxable income of the Canadian subsidiary in future years to reduce taxes otherwise payable as follows:

Year of Expiry  Amount of Loss

    2002             10,000
    2003             87,000
    2004            138,000
    2005             82,000
    2006            148,000

                   $465,000

The estimated net operating loss in Fiscal 1999 resulting from the operations of the American parent company total approximately $180 000 which may in certain circumstances be applied against taxable income of the parent company in future years. This loss carryforward expires in 2019.

15.  PRIOR PERIOD COMPARATIVE FIGURES

The 1998 comparative un-audited figures are those of the Canadian subsidiary only and are a financial report of a period prior to the execution of the plan of reorganization wherein the Company became the parent corporation. The 1998 figures have thus been restated to US dollars without a translation loss adjustment. Certain of the prior period comparative figures have been restated to conform with current presentation. Other than the results of the exchange conversion and presentation of the prior period comparative figures there are no other adjustments to the prior period figures of the subsidiary.

16.  DEVELOPMENT COSTS

Expenditures relating to Casting Workbook enhancements and refinements, including Ebinder, Sides Online and Scripts Online are expensed in the period in which they are incurred. These costs consist primarily of personnel related costs for programming work to maintain and improve the existing Casting Workbook software. These costs are not believed to have any alternative future uses, as such they are expensed as incurred and included in cost of sales as they relate to continuing advertising revenues from actor and model subscriptions to the Casting Workbook system.

Costs relating to development of Casting Workbook enhancements which are still in development at the balance sheet date, such as; a voice over database and a database for dancers, extras, musicians and commercial production modules are considered to be unfinished enhancements to the Casting Workbook at the balance sheet date. As such, these development costs (primarily personnel related) are expensed in the period in which they are incurred. These enhancements are thought to be necessary to keep the Casting Workbook software useful in the current market. As such, these costs are included in cost of sales, as they relate to the continuing usefulness of the Casting Workbook and the related advertising subscription revenue earned through the use of the Casting Workbook software.

17.  ACCUMULATED OTHER COMPREHENSIVE INCOME

                           Foreign        Total Accumulated
                          Currency       Other Comprehensive
                           Items                Income

Beginning balance           $308                 $308
Current Period change        (82)                 (82)
Ending balance              $226                 $226

18.  RELATED PARTY TRANSACTIONS

During the current period, the company had the following related party transactions included in General & Administrative Expenses on the Consolidated Statement of Loss and Accumulated Deficit:

        Management Fees:     $37,115


ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the three month period September 1999 through to the end of November 1999 the Company continued its previously established business activity of hosting photographs and/or resumes and/or audio clips ("Portfolios") for actors and models ("Performers") for an annual fee (see also "Revenue Recognition Policy" and "advertise" Note 1(d) to the Financial Statements). Fees are billed and collected directly from the Performers. Their annual subscriptions provide each of them with the exposure of their Portfolios to casting directors who audition and hire Performers for jobs in film, television, commercial and print productions. To ensure exposure for the performers, the Company provides casting directors and talent agents (Performer representatives) with personalized access to the Casting Workbook database in order to facilitate the hiring of the participating Performers. The Performers' Portfolios can be extracted, sorted, and manipulated by participating talent agents and casting directors in a manner that increases the speed, accuracy and ease with which they carry out their day to day business and operating functions.

The Company provides its proprietary software and services free to Talent Agents and Casting Directors as an incentive for them to use the Company's database of Performers. The fact that Talent Agents and Casting Directors use the Company's software and systems provides incentive for Performers to subscribe to the services of the Company and thus pay the fees that the Company charges them for that service.

The Company's core software and systems were developed and tested in Canada primarily in Vancouver and Toronto (the centers for the Canadian film and television industry) between June 1995 and the spring of 1999. Development and testing was done with the assistance of Canadian Talent Agents and Casting Directors who used the system to actively caste roles in film and television and commercial productions. During that period approximately 15,000 Canadian actors were entered into the Company's databases and were provided varying trial periods without charge.

In April 1999 approximately 8,000 of the Company's actors on file were still actively seeking work in the industry and in agreement with the Talent Agents and Managers Association of Canada that portion of those 8,000 actors who were represented by Canadian Talent Agents were billed the annual fee for the service that the Company now provides them on a continuing basis. Thus approximately 27 % of the Company's annual revenues from Canadian actors represented by Talent Agents will not be billed and reported as revenue of the Company again until April 2000. Using the Fiscal 1999 experience the revenues reported for this first quarter of Fiscal 2000 represents 16% of the revenue to be derived from Canadian Actors who are represented by Talent Agents.

The Company began a marketing and promotion campaign in Los Angeles California starting in the spring of 1999. Since that time the Company has equiped 46 California Talent Agents and 91 Casting Directors with computers, software and services necessary for them to actively begin using the internet to access the Company's database to caste film, television and commercial productions. In addition, the Company continues to service 107 Casting Directors and 194 Talent Agents in Canada.

Approximately 7,000 American actors' photos, resumes and/or sound files have been received by the Company and are presently at various stages of being included in the Company's databases with various free trial periods having been provided to them while the entire industry system is being deployed. The Company estimates that the volume of actors represented by Talent Agents in the state of California will meet or exceed the numbers presently serviced by the Company's business activities in all of Canada.

During this first reported quarter of Fiscal 2000 the Company also continued to increase its business relations with industry professionals in other centers of the American, British, and Asian film, television and commercial industries thus providing the Company with increasing information that would ultimately establish the timing necessary to deploy its software and systems in those demographic areas.

In addition to increasing its business activities into the Los Angeles market in respect to actors presently represented by Talent Agents, the Company also began to deploy its software and systems in order to provide services to talented people through out North America and world-wide who are not presently represented by a Talent Agent. The system being deployed would alow anyone, for a fee, to submit electronically their resume and other information (e.g. photos and/or sound and video clips) to the Company using access to the Company over the internet. The Company intends to collect a fee from these people using a now commonly used method called e-commerce where by credit card information is collected and processed and money deposited to the Company's bank account(s). In December 1999, subsequent to the financial period covered by this report, the systems infrastructure necessary to carry out this process using the Canadian banking system was fully established and an agressive marketing and promotional campaign for its use is being developed and must be carried out early in the year 2000. The Company estimates that that many more people world-wide could subscribe to this new service of the Company by the end of Fiscal 2000 than is represented by actors who have Talent Agents. However, the Company's internet marketing and other advertising and promotions campaigns must be carried out successfully early in the year in order to meet these objectives. Both aspiring acting and modeling talent are offered this service whereby individuals are given an opportunity to be advertised by the Company in front of professional Talent Agents and Casting Directors who use the Company's software and services. Many individuals are thereby provided a chance to be discovered by Talent Agents and/or immediately obtain work from Casting Directors seeking that particular talent.

During the period the Company also continued to design, develop and program software and systems that provide increasing computer automation to Talent Agents, Casting Directors and other professionals in the film, television, commercials and modeling industries. The Company continues to improve its system for identifying and selecting scene locations, managing props, budgeting and accounting for commercials, and scheduling the activities of film production. All of these products and services are planned for continuing and future marketing and deployment.

During the second quarter of Fiscal 2000 the Company will begin an agressive internet marketing and commercial advertising campaign to promote individuals to sign up and pay for its service methods of advertising individuals for work in the film, television, commercials, and modeling industries throughout North America, sell its commercials budgeting and accounting software into the North American market, and develop software programming links for the automation of integrated scheduling functions between Talent Agents, Casting Directors, and actors using the Company's centralized computer infrastructure and internet technology.

REVENUES

Revenues during the first quarter of Fiscal 2000 ($49,000 US) was received in Canadian Dollars from Canadian actors nearly all of whom are represented by Canadian Talent Agents. This represents a 33% increase from this customer group over the same period in Fiscal 1999.

No revenues were received from the group of represented actors in the Los Angeles area due to the fact that various free trial periods were extended to that group of customers on a Talent Agent specific basis. Free trial periods generally range from 30 to 60 days and may be extended by the Company at its discretion during the course of Fiscal 2000. The company expects that some or all of the free trial periods will elapse and related revenues from this group of customers will be realized as revenue during Fiscal 2000. The company continues to promote directly to actors and Talent Agents in the Los Angeles are in order to increase on the approximately 7,000 actors currently at some stage of filing into the Company's databases.

No revenues were yet received from that group of North American customers who are unrepresented by Talent / Model Agents. The internet marketing campaign to target this customer base and the full operation of the related e-commerce system for accepting payment from them is scheduled for the second quarter of Fiscal 2000.

The Company has not entered into, nor does it have an intention to enter into any further sales of any fields of rights to its software products such as has provided sales revenue to the Company during Fiscal 1999.

Cost of Sales

Of the reported Cost of Sales for the period $102,917 US is accrued, and directly offset by interest earned on collateralized long-term investments, in respect of CastingWorkbook exclusivity payments.

The remaining amount ($114,083) is incurred to continue the direct activities of programming competitive improvements to the Company's software and systems that are used by Talent Agents and Casting Directors both throughout Canada and in the Los Angeles area. Software and systems programming costs are expected to continue into the future in order to maintain a competitive technology position. Other costs of goods sold are non-recurring in respect to specific Talent Agents and Casting Directors in the Los Angeles area who were included onto the Company's systems during the period. That portion of cost of goods sold that is specific to the provision of service to certain Casting Directors and Talent Agents includes direct subcontracts and equipment and communications connections between those industry professionals and the Company. However revenue from actors of those Talent Agents has not yet been realized due to free trial periods for actors.

The Company experienced an 8% increase in the cost of goods sold pertaining to Canadian operations when compared to the same period in the previous fiscal year. Whereas revenue for the same customer base increased 33%. This is attributed to a decrease in the direct personnel and hardware costs required to maintain the existing customer base in Canada. The prior period included one-time costs of to the implementation costs in Canada. Based on this information, the Company expects to manage the same type of cost to revenue rationalization in the Los Angeles area during the course of Fiscal 2000.

The costs of improvements to software programming may now also be spread over a larger customer base in the future, thus providing an expectation of a reduced cost of goods sold to revenue ratio as the Company progresses in its implementation of service to represented actors in additional geographic areas, as well as extending the use of that programming to service the unrepresented talent and models throughout North America through the use of e-commerce web sites that are accessible world-wide.

Operating Expenses

Operating Expenses increased when comparing the first quarter of Fiscal 2000 to the same period the previous year due primarily to the continuing establishment of both corporate and market operations in the Los Angeles area.

The core Canadian operations saw a 6% increase in operating expenses which may be explained by general econimic conditions in British Columbia Canada as well as some improved working conditions in Canadian rental office space.

The core Canadian operations included the payment of $37,000 to executive management who are also officers, directors, and major shareholders of the Company.

The continuing establishment of Los Angeles operations has impacted Canadian head office operations by increasing staffing skills and volume requirements and the ancillory internal communications costs of a head office / branch organizations design ($15,900) representing a further 9% increase in Canadian head office operating expenses.

The core operating expenses of the Los Angeles branch office ($18,000) reflects the current level of business activity (103 Casting Directors and 22 Talent Agents on line) which will increase to accommodate at least a further 80 Talent Agents over the course of Fiscal 2000 with additions of up to 5 full time staff and improved office accommodation.

The establishment of Corporate operations in the United States has required added expenses including the hiring of consultants, accountants and lawyers resulting in expenditure of $40,300 that the Company executive is expecting to reduce as a ratio or portion of operating expenses relative to size of operations.

The Company expended $50,400 in direct promotion of its services to industry professionals in the Los Angeles area. Future quarters of Fiscal 2000 will include the implementation of marketing strategies that reduce these direct promotional expenses as a ratio of total business carried out in the Los Angeles area, focusing attention directly on the actor and model customer base and thus on advertising and web marketing techniques that have a more direct relationship to revenues realized.

OTHER INCOME

Other income consists entirely of interest earned on long-term investments that are collateral to secure contingent future revenues that may be realized under terms of agreements entered into in prior fiscal periods (see Financial Statements - Notes 5 and 10).

LIQUIDITY AND CAPITAL RESERVES

Long-term investments are held as collateral security under agreements (see Financial Statements Notes 5 and 10) and are not money available for use in current operations, nor are they expected to be available during the course of Fiscal 2000.

CASH FLOW AND WORKING CAPITAL

Accounts Payable and Accruals reported as at November 30, 1999 ($379,000) includes $178,689 of accrued distribution and exclusivity payments under the field of use agreements referred to above. The $178,689 would subsequently be paid from interest portions of long-term investments that will come due approximately December 10, 1999 to December 31, 1999. Thus reported cash and cash equivalents of $196,000 exceeds current demands on cash represented by the remaining $131,689 of Accounts Payable and Accruals by $64,311. The amount of $64,311 is sufficient, along with expected cash revenue realizations based on historical revenue billings and receipts, and the Company's Line of Credit availability through the Royal Bank of Canada ($60,000 - see Financial Statements - Note 7), to sustain the Company over two months of reduced seasonal operations.

This compares favourably to the same quarterly period in Fiscal 1999 wherein Accounts Payable and Accruals net of accrued distribution and exclusivity payments exceeded cash and cash equivalents by $26,000 US.

Subsequent to the Fiscal 2000 first quarter reported herein, and commensurate with a seasonal slowdown in film industry casting functions during December, the Company entered into a roll back of its promotional activities and related expenditures.

The Company requires an increase in revenue realization as well as investment inflows in order to provide for working capital requirements during the second and third quarters of Fiscal 2000.

                                     PART II

ITEM 3. LEGAL PROCCEDINGS.

        No legal proceedings were ongoing or planned during the period.

ITEM 4. CHANGES IN SECURITIES & USE OF PROCEEDS.

        None

ITEM 5. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None


ITEM 7. EXIBITS & REPORT ON FORM 8-K

        Not filed during reporting period.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



OnLine Production Services, Inc.



Date
     ----------------------------                   ----------------------------
                                                       Aerock Fox, President