Form 10QSB/A
period 1999-11-09
ON LINE PRODUCTION SERVICES INC
filed 2000-02-14
CIK 1093061

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
                                                                        ==================

                        OnLine Production Services, Inc.
                                Income Statement
            Three Months Ended November 30, 1999 and 1998 (Note 15)
                                   Unaudited

Amounts in 1,000's dollars US

                                                         1999            1998
                                                       ------------------------
Revenue
    Sales                                              $     49        $     33
    Other                                                     4               3
                                                       ------------------------
    Total Revenue                                            53              36
Cost of Sales                                               217             149
                                                       ------------------------
Gross Profit (Loss)                                        (164)           (113)
General & Administrative Expenses                           272             137
    Depreciation/Amortization                                57             120
                                                       ------------------------
Loss From Operations                                       (493)           (370)
Other Income/Expense
    Interest Income                                         151              90
                                                       ------------------------
Net Loss Applicable to Common Stock                    $   (342)       $   (280)
                                                       ========================

Weighted Average Shares - Common Stock
(stated in 1,000's)                                      10,170           5,994
                                                       ------------------------
Loss Per Share of Common Stock                         $   (.03)       $   (.05)
                                                       ------------------------
Statement of Accumulated Deficit
    Balance - Beginning of Year                        $   (943)       $   (452)
    Net Loss for Year                                      (342)           (280)
                                                       ------------------------
    Balance  - End of Year                             $ (1,285)       $   (732)
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
                                                   =====                     =======         =====

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Unaudited Financial Statements - Opinion of Management

The November 30, 1999 and 1998 amounts included herein are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, the financial position, results of operations, cash flows and changes in shareholders' equity have been made.

(b)  Foreign currency translation

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

(c)  Investments

Investments are held to maturity and are recorded at their amortized cost at the balance sheet date. These investments are strictly interest bearing deposits in the form of savings bonds and guaranteed interest certificates at the current and prior balance sheet dates. (Note 5) Subsidiaries are consolidated in these financial statements (Note 2).

(d)  Deferred Corporate Taxes

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

(e)  Revenue Recognition Policy

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

Mailcard and Casting Software rights revenue is recognized on the collection method. The ultimate collection of agreed amounts relating to the mailcard and casting software rights is contingent on future sales of the software by the company. This contingency creates a significant degree of uncertainty surrounding the ultimate collection of this contingent revenue, which is based on the service of selling the software over a ten year period. As such, revenue is only recognized at such time as the funds are collected. (See note 11 )

(f)  Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks or other high credit quality financial institutions and other highly liquid investments which are immediately convertible into cash.. Due to the short term nature of these instruments, the carrying value approximates fair value.

(g)  Accounting impairment for long lived assets

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

(h)  Reorganization and reverse acquisition

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



OnLine Production Services, Inc.



Date       February 11, 2000                              /s/ Aerock Fox
      ----------------------------                  ----------------------------
                                                       Aerock Fox, President