Form 10QSB
period 1999-11-30
ON LINE PRODUCTION SERVICES INC
filed 2000-04-17
CIK 1093061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


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

         Securities registration pursuant to Section 12(g) of the Act:
     Common Stock, $0.001 Par Value                    OTC Bulletin Board
--------------------------------------------------------------------------------
                                (Title of Class)

                        OnLine Production Services, Inc.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED FEBRUARY 29, 2000

                                TABLE OF CONTENTS

                                     PART I


ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



                                     PART II

ITEM 3. LEGAL PROCEEDINGS
ITEM 4. CHANGES IN SECURITIES & USE OF PROCEEDS
ITEM 5. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 7. EXHIBITS & REPORTS ON FORM 8-K

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION


                        OnLine Production Services, Inc.
                                  Balance Sheet
                    As at February 29, 2000 and 1999(Note 15)
                                    Unaudited

Amounts in 1,000's of Dollars US

                                     ASSETS

                                                                               2000       1999
                                                                             ------------------
Current Assets
          Cash and Cash Equivalents                                          $    13    $   145
          Accounts Receivable - Note 3                                           470        237
          Current Portion of Deferred Taxes - Note 6                               4          3
          Accrued Interest - Note 5                                               43         40
                                                                             ------------------
          Total Current Assets                                                   530        425

Property, Plant and Equipment Net of Depreciation - Note 4                       179        150
Other Assets
          Investments - Note 5                                                 8,420      8,375
          Intangible Assets-Net of Amortization - Note 10(d))                    229        328
          Other - Note 6                                                           7          1
                                                                             ------------------
          Total Other Assets                                                    8657       8704
                                                                             ------------------
Total Assets                                                                 $ 9,365    $ 9,279
                                                                             ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts Payable and Accrued Liabilities - Note 8                  $   345    $    29
          Bank Line of Credit - Note 7                                            20         --
          Current Portion of Mortgage Payable                                      1          1
                                                                             ------------------
          Total Current Liabilities                                              366         30

Mortgage Payable - Note 9                                                         76         73

Other Liabilities
          Contingent Revenue - Note 10                                         8,268      8,268
          Payable Columbus Software, Inc. - Note 10(d)                          --          450
          Loan Payable - Shareholders                                           --           17
                                                                             ------------------
          Total Other Liabilities                                              8,268      8,735

Stockholders' Equity - Note 11
Capital Stock
          Class A Common Stock, $0.001 par, 100,000,000 shares authorized,
               10,480,614 issued                                                   7          4
          Preference Shares, 10,000,000 shares authorized
               3,673,292 issued                                                    2         --
                                                                             ------------------
                    Total Capital Stock                                            9          4

Additional Paid in Capital
          Issued price in excess of par value - Class A                        1,318        567
          Issued price in excess of par value - Preference Shares                180         --
                                                                             ------------------
                    Total Paid In Capital                                      1,498        567
          Accumulated Deficit                                                 (1,292)      (209)

          Accumulated Other Comprehensive Income (Loss)                          440         79
                                                                             ------------------

          Total Stockholders' Equity                                             655        362
                                                                             ------------------
Total Liabilities and Stockholders' Equity                                   $ 9,365    $ 9,279
                                                                             ==================

                        OnLine Production Services, Inc.
                                Income Statement
            Three Months Ended February 29, 2000 and 1999 (Note 15)
                                      and
                  Six Months Ended February 29, 2000 and 1999
                                   Unaudited

                         Amounts in 1,000's dollars US

                                                          Three Months Ended            Six Months Ended
                                                              February 29                  February 29
                                                         2000            1999         2000            1999
                                                       ------------------------     ------------------------
Revenue
    Sales                                              $    379        $     23     $    428        $     56
    Territory Sales / Licensing                               0             655            0             655
    Other                                                   106              31          110              34
                                                       ------------------------     ------------------------
    Total Revenue                                           485             709          538             745
Cost of Sales                                               292              78          509             227
                                                       ------------------------     ------------------------
Gross Profit (Loss)                                         193             631           29             518
General & Administrative Expenses                           233             171          505             308
    Depreciation/Amortization                                41              27           98             147
                                                       ------------------------     ------------------------
Loss From Operations                                        (81)            433         (574)             63
Other Income/Expense
    Interest Income                                          74              90          225             180
                                                       ------------------------     ------------------------
Net Loss Applicable to Common Stock                    $     (7)       $    523     $   (349)       $    243
                                                       ========================     ========================

Weighted Average Shares - Common Stock                   10,170           5,994       10,170           5,994
(stated in 1,000's)
                                                       ------------------------     ------------------------
Loss Per Share of Common Stock                         $   (.01)       $    .09     $   (.03)       $    .04
                                                       ------------------------     ------------------------
Statement of Accumulated Deficit
    Balance - Beginning of Period                      $ (1,285)       $   (732)    $   (943)       $   (452)
    Net Loss for Period                                      (7)            523         (349)            243
                                                       ------------------------     ------------------------
    Balance  - End of Period                           $ (1,292)       $   (209)   $  (1,292)           (209)
                                                       ========================     ========================

                        OnLine Production Services, Inc.
                      Consolidated Statement of Cash Flows
            Six Months Ended February 29, 2000 and 1999 (Note 15)
                                    Unaudited

                        Amounts in 1,000's of Dollars US

                                                                2000      1999
                                                                ----      ----
OPERATING ACTIVITIES

Cash Used In Operations:

Net Loss                                                     $  (349)   $   243

Add (deduct) charges to items not involving cash:
Amortization                                                      98        147
                                                             $  (251)   $   390

Non-cash working capital items:
Accounts Receivable                                             (421)      (233)
Accounts Payable & Accruals                                      136        (58)
Contingent Revenue Security Received                               0      3,158
                                                             $  (325)   $ 2,867
FINANCING ACTIVITIES
Change in Bank Operating Loan                                $    10    $     0

INVESTING ACTIVITIES
Change in Long Term Investments                                  (75)    (3,245)
Capital Asset Purchases                                          (33)        (7)
                                                             $  (108)   $(3,252)

Translation Adjustment                                       $   133    $    89

Change In Cash                                               $  (501)   $    94
Cash, start of period                                            514         51
Cash, end of period                                          $    13    $   145

SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:       $    --    $    --

                        OnLine Production Services, Inc.
                            Consolidated Statement of
                               Changes in Equity
                      Six Months Ended February 29, 2000
                                   Unaudited

                         Amounts in 1,000's dollars US

                                                                                          Accumulated
                                                                                             Other
                                                             Comprehensive    Retained   Comprehensive
                                                   Total        Income        Earnings      Income
                                                   -----        ------        --------      ------
Beginning Balance                                  $ 872                       $(943)        $ 308

Comprehensive Income
   Net Income (Loss)                                (349)         (349)         (349)           --
   Other comprehesive income:                                                     --            --
   Foreign currency translation adjustments          132           132            --           132
                                                                 -----
Total Comprehensive Income                                        (217)           --            --
                                                                 =====
                                                   -----                       -----         -----
                                                   $ 655                     $(1,292)        $ 440
                                                   =====                       =====         =====

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(a)  Unaudited Financial Statements - Opinion of Management

The February 29, 2000 and 1999 amounts included herein are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, the financial position, results of operations, cash flows and changes in shareholders' equity have been made.

(b)  Foreign currency translation

All balances relating to On-Line Film Services Inc. (Canadian subsidiary) have been converted to United States dollars using the current rate method of currency conversion. The use of this method resulted in a translation adjustment gain of $132,000 in the current six month period due primarily to the effect of currency exchange fluctuations on long-term investments held by the Company. The investments are collateral against portions of projected minimum sales guaranteed by the Company over a ten year period to certain purchasers of the Company's software (See Notes 5 and 10).

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

Cash and cash equivalents include cash on hand, demand deposits with banks or other high credit quality financial institutions and other highly liquid investments which are immediately convertible into cash. Due to the short term nature of these instruments, the carrying value approximates fair value.

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

(h)  Reorganization and reverse acquisition

The company, in fiscal year 1999, completed a reorganization and reverse merger. At the time of the merger, neither OnLine Production Services Inc., or its predecessor Earth Industries Inc., had any financial activity. With the exception of the stock of Earth Industries, which had a book value of $0 at the time of the merger, the only entity with activity was On-Line Film Services, Inc., which became the operating subsidiary company as a result of the merger. Therefore, the consolidated financial statements of On-Line Film Services Inc. for the six month period ended February 29, 1999 are presented as comparable statements.

2.   CONSOLIDATED FINANCIAL STATEMENTS

These financial statements show the consolidated results of operations for OnLine Production Services Inc. and its wholly owned Canadian subsidiary On-Line Film Services Inc..

3.   ACCOUNTS RECEIVABLE

The accounts receivable balance at February 29, 2000 is shown net of allowance for doubtful accounts of $ 1,688 . The 1999 accounts receivable balance is shown net of allowance for doubtful accounts of $6,862.

4.   PROPERTY, PLANT AND EQUIPMENT

      Asset                        Accum.               Depreciation
   Description            Amount   Deprec.  Net            Method
   -----------            ------   -------  ---            ------

Office Furn & Fixtures     $ 22     $ 9     $13       20% Declining Balance
Computer Software            56      56       0      100% Declining Balance
Computer Equipment          180      81      99       30% Declining Balance
Building                    113      17      96        4% Declining Balance

                           $179

5.   INVESTMENTS

Long term investments consists of British Columbia Savings Bonds in a principal amount of $2,904,054 (August 31, 1999 - $2,878, 800) with an unamortized bond premium of $1,162 (August 31, 1999 - $1,150) to be amortized over the remaining eight year period of the bonds. Accrued interest of $43,082 (August 31, 1999 - $38,800) was unpaid at the balance sheet date. These bonds earn interest at 6% per annum (effective interest rate of 5.992%) paid semi-annually and are locked in to June 9, 2008. The accrued interest amount is calculated based on 6% of the principal for an accrual period of 90 days (August 31, 1999 - 82 days). The last interest payment date was December 10, 1999. The next interest payment date is expected on or around June 10, 2000. These bonds serve as registered collateral on the Mailcard contingent sales agreement dated September 17 1997. The amount of the collateral claim registered against these bonds is $2,904,054 which is locked in until June 9, 2008. All of the interest earned on this bond during the reported six month period ($87,122), included on the interest income line on the consolidated statement of loss and accumulated deficit, will be used to fund the minimum required Mailcard software purchase guarantee relating to the three month period. (See notes 10 & 13).

Also included in long term investments is the guaranteed interest savings amount of $5,515,578 (August 31, 1999 - $5,422,700) held at the Canadian Imperial bank of Commerce, of which $5,515,578 (August 31, 1999 - $5,387,900) serves as registered collateral relating to the Casting Workbook software contingent sales agreements dated December 31, 1997 and December 31, 1998, with the principal to be locked in until December 31, 2007 and 2008 respectively . From the agreement date to the balance sheet date, these funds have been placed in seven day CIBC GICs earning interest revenue at variable rates throughout the period. At the balance sheet date there was no accrued interest relating to the GIC investments. For the current three month period, all interest earned on these investments offsets the Casting Workbook exclusivity payments of $139,464 for the current six month period (See notes 10 & 13). The funding of the exclusivity payments is included in interest income line on the consolidated statement of loss and accumulated deficit.

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

6.   DEFERRED TAXES - NON CURRENT

     Total deferred corporate taxes     $4,677
     Less: Current Portion              (3,934)

     Non current portion                $  743 included in "Other Assets"

7.   BANK LINE OF CREDIT

The company has available a $40,000 line of credit with the Royal Bank in Vancouver, British Columbia. The line of credit bears interest at the rate of Royal Bank prime plus 1.75% per annum. At the balance sheet date, the company has used $20,000 of this line of credit.

8.   ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Included in accounts payable and accruals is accrued distribution and exclusivity fees of $127,341 (August 31, 1999 - $73,000) relating to the Mailcard and Casting Workbook contractual agreements . The remaining amount relates to trade payables and operating accruals (Note 13).

9.   LONG-TERM DEBT

Mortgage payable consists of the following:

Mortgage payable to Vancity Credit Union bearing interest at 8.75% per annum with monthly payments of $614 (Renewal May 2001) Secured by real estate (office) at 208-2323 Boundary Road, Vancouver, British Columbia. The balance at November 30, 1999 is $76,236 (August 31, 1999 - $76,014). The company expensed $3,240 in interest relating to this loan in the current period. This was the only loan interest paid in the current fiscal year.

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

11.  STOCKHOLDERS' EQUITY

Statement of Changes in Stockholders' Equity (Including Accumulated Deficit Statement)

                             Class A Common                   Preference Shares            Paid In
                         Shares             Amount         Shares            Amount        Capital          Deficit
                         ------             ------         ------            ------        -------          -------
Balance 8/31/98         6,158,910           $4,088               --              --        $540,998        ($462,074)
Shares Issued
Prior to
Reorganization            277,980              185               --              --          19,680               --
Shares Issued
To Earth Ind
Shareholders            1,711,976            1,136               --              --              --               --
Reorganization         (6,436,890)          (4,276)              --              --        (560,678)              --
Issue Shares to
OnLine Film SH          2,763,598            1,835               --              --         380,889               --
Issue Class B
Pref.  Shares                  --               --        3,673,292           2,439         179,789               --
Private Placement
Shares Issued           5,714,284            3,793               --              --         659,947               --
Shares Issued
For Debt                   40,756               27               --              --          27,024               --
Shares Issued
To Columbus
Software Inc.             250,000              250               --              --         249,750               --

Fiscal 1999 Comprehensive Income                                                                           ($172,288)

Balance 8/3199         10,480,614           $7,041        3,673,292          $2,439      $1,497,399        ($634,362)

1st Quarter Fiscal 2000 Comprehensive Income                                                                (424,250)

Balance 11/30/99       10,480,614           $7,041        3,673,292          $2,439      $1,497,399      ($1,058,612)

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

12.  LEASE OBLIGATIONS

The company has the following estimated future lease obligations based on current and projected lease agreements.

DESCRIPTION                   2000       2001       2002       2003       2004
Computer & Office Equip     63,000     66,000     68,000     70,000     72,000
Vancouver Office Lease       9,500     10,000     10,500     11,000     11,500
Toronto Office Lease         8,500      9,000      9,500     10,000     10,500
LA Office Lease             15,000     16,000     17,000     18,000     19,000

TOTALS                      96,000    101,000    105,000    109,000    113,000

In the current period computer and office equipment leases totaled $29,656 (Fiscal 1999 - $48 000). Aggregate office rent totaled $13,362 (Fiscal 1999 - $24,000).

13.  OTHER OBLIGATIONS

(a) The company is obligated purchase a minimum of approximately $171 000 per calendar year of Mailcard software for purposes of distribution on behalf of the software vendors. This obligation remains in effect until at least December 28, 2007, at which time, the agreement may be terminated or renewed, depending on circumstances at that time. The company is also required to purchase an additional 2 560 000 copies at an estimated price of approximately $4 per copy of the Mailcard Software on or before December 28, 2007. Included in accounts payable and accruals is an accrual of $31,226 representing the portion of the obligation payable but not yet due or paid at the balance sheet date. This amount was based on the interest accrued on the collateralized BC Savings Bonds Investment (Note 6) which is to be paid directly to the collateralized party to cover the guaranteed purchase amount. This amount is paid semi-annually on or around June 10 and December 10 of each calendar year. For the six months ended February 29, 2000, the company has paid $87,122 from interest generated by the collateral amount with $31,226 remaining to be paid at the balance sheet date, to be paid from the interest accrued on the collateral bonds.

(b) The company is also obligated to pay minimum exclusivity fees, which is the interest earned on the CIBC weekly GICs (note 6), per calendar year for the right to provide management services related to the Casting Workbook. This minimum obligation remains in effect until December 28, 2007 and 2008 (note 10), at which time, the agreements may be terminated or renewed, depending on the circumstances at that time. Included in accounts payable and accrued liabilities is an accrual $80,411, which is the interest earned on the collateralized GICs from December 1, 1999 to February 29, 2000, which has not yet been paid to the Casting Workbook purchasers.

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

14.  INCOME TAXES

The company has approximate income tax losses in the Canadian subsidiary which may in certain circumstances be applied against taxable income of the Canadian subsidiary in future years to reduce taxes otherwise payable as follows:

   Year of Expiry    Amount of Loss

         2002            10,000
         2003            87,000
         2004           138,000
         2005            82,000
         2006           148 000

                       $465 000

The estimated net operating loss in Fiscal 1999 resulting from the operations of the American parent company total approximately $180 000 which may in certain circumstances be applied against taxable income of the parent company in future years. This loss carryforward expires in 2019.

15.  PRIOR PERIOD COMPARATIVE FIGURES

The 1999 comparative un-audited figures are those of the Canadian subsidiary only and are a financial report of a period prior to the execution of the plan of reorganization wherein the Company became the parent corporation. The 1999 figures have thus been restated to US dollars with a translation adjustment. Certain of the prior period comparative figures have been restated to conform with current presentation. Other than the results of the exchange conversion and presentation of the prior period comparative figures there are no other adjustments to the prior period figures of the subsidiary.

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

17.  ACCUMULATED OTHER COMPREHENSIVE INCOME

                           Foreign        Total Accumulated
                          Currency       Other Comprehensive
                           Items                Income
                           -----                ------

Beginning balance           $ 308                $ 308
Current Period change         133                  133
Ending balance              $ 441                $ 441

18.  RELATED PARTY TRANSACTIONS

During the current period, the company had the following related party transactions included in General & Administrative Expenses on the Consolidated Statement of Loss and Accumulated Deficit:

     Management Fees:     $36,872

ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

OnLine Production Services Inc., by way of its Canadian subsidiary, OnLine Film Services, Inc., is an internet based, e-commerce, business to business services provider of software and computer systems solutions to entertainment industry professionals.

During the three month period December 1999 through to the end of February 2000 the Company increased its previously established principal business activity of providing its proprietary software and services to Talent Agents and Casting Directors. As an integral part of providing its services to Talent Agents and Casting Directors the Company hosts computerized / digital photographs and/or resumes and/or audio clips ("Portfolios") for actors and models ("Performers") for an annual fee (see also "Revenue Recognition Policy" and "advertise" Note 1(d) to the Financial Statements).

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

As at February 29, 2000 20,774 Performers 247 Talent Agents and 323 Casting Directors actively use the Company's software and systems, thus providing a larger number of customers who may pay fees annually to the Company.

Fees are now collected directly from Performers using internet e-commerce which improves the billing and collection processes of the Company compared to prior periods.

Performers' annual subscriptions to the Company's services provide each of them with the exposure of their Portfolios to casting directors who actively audition and hire Performers for jobs in film, television, and commercials. To ensure exposure for the performers, the Company provides casting directors and talent agents (Performer representatives) with personalized access to the Company's "Casting Workbook" database that facilitates the hiring of the participating Performers. The Performers' Portfolios are viewed, extracted, sorted, and manipulated by participating talent agents and casting directors in a manner that increases the speed, accuracy and ease with which they carry out their day to day business and operating functions. Improvements to the Company's software and systems are continuous, adding more time saving features that ensure entertainment professionals continue to increase their use of the Company's software and systems.

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

In April 1999 approximately 8,000 of the original 15,000 actors on file were still actively seeking work in the industry and in agreement with the Talent Agents and Managers Association of Canada that portion of those 8,000 actors who were represented by Canadian Talent Agents were billed the annual fee for the service that the Company now provides them on a continuing basis.

The Company began a marketing and promotion campaign in Los Angeles California starting in the spring of 1999. The Company now provides professional, personalized, consultative and supporting services to Casting Directors and Talent Agents in the Los Angeles area. The Company has also made contacts in order to provide supporting informational services to professional associations regarding the use of the internet, computers, the Company's software and business to business solutions that improve day to day business functions for the industry.

As a result of its historical activity, the Company now reports statistical increases in all areas of its computerized business to business transactions as follows:

                                    Six Months Ended
                                    February 29, 2000     February 28, 1999    % Increase
                                    -----------------     -----------------    ----------
Film Projects Processed                    1,305                  567                130
Roles (Acting Jobs) Cast                   6,338                2,729                132
Audition Suggestions Processed           181,010               58,071                212
Portfolios Hosted (End of Period)         20,774                8,365                148

During this second reported quarter of Fiscal 2000 the Company also continued to increase its business relations with industry professionals in other centers of the American, British, and Asian film, television and commercial industries thus providing the Company with increasing information that would ultimately establish the timing necessary to deploy its software and systems in those demographic areas.

In addition to increasing its business activities in the Los Angeles market in respect to actors presently represented by Talent Agents, the Company also continued to deploy its software and systems in order to provide services to talented people through out North America and world-wide who are not presently represented by a Talent Agent. The system now deployed allows anyone, for a fee, to submit electronically their resume and other information (e.g. photos and/or sound and video clips) to the Company using access to the Company over the internet. The Company began to collect fees from these people using a now commonly used method called e-commerce where by credit card information is collected and processed and money deposited to the Company's bank account(s). In December 1999 the systems infrastructure necessary to carry out this process using the Canadian banking system was fully established and an agressive marketing and promotional campaign continues to be developed. The Company estimates that many more people world-wide could subscribe to this new service of the Company than is represented by actors who are represented by

Talent Agents. Both aspiring acting and modeling talent are offered this service whereby individuals are given an opportunity to be advertised by the Company in front of professional Talent Agents and Casting Directors who use the Company's software and services. Many individuals are thereby provided a chance to be discovered by Talent Agents and/or immediately obtain work from Casting Directors seeking that particular talent.

During the period the Company also continued to design, develop and program software and systems that provide increasing computer automation to Talent Agents, Casting Directors and other professionals in the film, television, commercials and modeling industries. The Company continues to improve its system for identifying and selecting scene locations and commercials production management. All of these products and services are planned for continuing and future marketing and deployment.

During the second quarter of Fiscal 2000 the Company improved its resource for internet marketing and commercial advertising campaigns to promote individuals to sign up and pay for its service methods of advertising individuals for work in the film, television, commercials, and modeling industries throughout North America, sell its commercials production management software into the North American market, and develop software programming links for the automation of integrated scheduling functions between Talent Agents, Casting Directors, and actors using the Company's centralized computer infrastructure and internet technology.

REVENUES

Revenues during the first quarter of Fiscal 2000 ($49,000 US) was received in Canadian Dollars from Canadian actors nearly all of whom are represented by Canadian Talent Agents. This represents a 33% increase from this customer group over the same period in Fiscal 1999.

Many of the free trial periods extended to actors expired during the second quarter of Fiscal 2000 resulting in a substantial increase in Performers billings by February 29, 2000. Collections of these fees, using the Company's newly deployed e-commerce capabilities, will continue throughout the third quarter. The Company's historical experience indicates that the collectability of these accounts is high due to the importance of the Company's service to the Performers in regards to their job audition opportunities.

There were no results from any Territory Sales / Licensing discussions during the current quarter as compared to the same quarter in the previous year. The Company will continue Territory Licensing discussions in the United Kingdom, Europe and Asia during the up coming third quarter.

                              Three Months Ended
                               February 29, 2000     February 28, 1999    % Increase
                               -----------------     -----------------    ----------

Talent Portfolio Hosting          $ 379,000              $  23,000            1,548
Territory Sales / Licensing       $       0              $ 655,000                -

Only Nominal revenues have yet to be received from that group of North American customers who are not represented by Talent / Model Agents. Full operation of the e-commerce fee collection capabilities has been deployed and design of a marketing campaign is in substantial completion. Revenues from this customer base are expected to begin during the third quarter.

The Company has not entered into, nor does it have an intention to enter into any further sales of any fields of rights to its software products as such has provided sales revenue to the Company during Fiscal 1999. However the Company discusses openly the potential for Licensing its software and computer systems for use in other countries, concentrating discussions in the United Kingdom, Europe and Asia. The results of these discussions are presently unpredictable.

Cost of Sales

Of the reported Cost of Sales for the six month period, $167,533 is accrued, and directly offset by interest earned on collateralized long-term investments, in respect of CastingWorkbook exclusivity payments.

The remaining amount ($395,000) is incurred to continue the direct activities of programming competitive improvements to the Company's software and systems that are used by Talent Agents and Casting Directors as well as other industry professionals as well as maintaining the computer and communications equipment / infrastructure that is necessary to deploy that software. Software and systems programming costs are expected to continue into the future in order to maintain a competitive technology position. However, the availability of communications infrastructure is a competitive environment and the Company seeks opportunities to decrease its costs of that infrastructure component.

During the comparative six month period in Fiscal 1999 the Company received non-recurring revenue from the sale of certain Territory Rights (see Notes 10 and 13 to the Financial Statements). When this non-recurring revenue is factored out of both reported Fiscal Years, the Company's gross margin relative to Fees Realized from Performers (the principal business activity) stands at Fiscal 2000
- 0% and Fiscal 1999 - minus 68%, indicating expected improvement as a result of increased business to business transactions as set out in the General Discussion above.

Other costs of goods sold are non-recurring start-up costs in respect to specific Talent Agents and Casting Directors in the Los Angeles area who were included onto the Company's systems during the period. That portion of cost of goods sold that is specific to the provision of service to certain Casting Directors and Talent Agents includes direct subcontracts and equipment and communications connections between those industry professionals and the Company. However not all revenue from actors of those Talent Agents has yet been realized due to free trial periods for actors. The offering of free trial periods is a marketing approach that the Company will continue to extend to first time talent agent subscribers during the remainder of Fiscal 2000 and opportunities to increase gross profit margins by reduction of these specific costs are expected thereafter.

The costs of improvements to software programming may now be spread over a larger customer base in the future, Fiscal 2000 - 20,774 vs Fiscal 1999 - 8,365, thus providing an expectation of a reduced cost of goods sold to revenue ratio as the Company progresses in its implementation of service to represented actors in additional geographic areas, as well as extending the use of that programming to service the self represented talent and models throughout North America using the Company's e-commerce web sites that are accessible world-wide.

Operating Expenses

Operating  Expenses increased when comparing the first six months of Fiscal 2000
to  the  same  period  the  previous  year  due  primarily  to  the   continuing
establishment of both corporate and market operations in the Los Angeles area.

The core Canadian operations saw a 6% increase in operating expenses which may be explained by general economic conditions in British Columbia Canada as well as some improved working conditions in Canadian rental office space.

The core Canadian operations included the payment of $37,000 to executive management who are also officers, directors, and major shareholders of the Company.

The continuing establishment of Los Angeles operations has impacted Canadian head office operations by increasing staffing skills and volume requirements and the ancillory internal communications costs of a head office / branch organizations design representing a further 9% increase in Canadian head office operating expenses.

The core operating expenses of the Los Angeles branch office (approx. $20,000 per month) reflects the current level of business activity currently at 96 Casting Directors and 47 Talent Agents on line. This level of monthly expenditure would be sufficient to reasonably obtain and sustain service to more than twice as many Casting Directors and Talent Agents during the remainder of Fiscal 2000. Increases in this level of activity is dependent on competitive technology and marketing factors in addition to the competency of the Company's Los Angeles staff. The increase in core operating expenses over the prior quarter report is due in part to the recent hiring of additional professional management on-site and dedicated to the Los Angeles area.

The establishment of Corporate operations in the United States has required added expenses including the hiring of consultants, accountants and lawyers resulting in expenditure of $40,300 that the Company executive is expecting to reduce as a ratio or portion of operating expenses relative to size of operations.

The Company expended $50,400 in direct promotion of its services to industry professionals in the Los Angeles area. The remaining half of Fiscal 2000 will include the implementation of marketing strategies that reduce these direct promotional expenses as a ratio of total business carried out in the Los Angeles area, focusing attention directly on the actor and model customer base and on advertising and web marketing techniques that have a more direct relationship to revenues realized.

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

CASH FLOW AND WORKING CAPITAL

Accounts Payable and Accruals reported as at February 29, 2000 ($345,000) includes $111,637 of accrued distribution and exclusivity payments under the field of use agreements referred to above. The $111,637 would subsequently be paid from interest portions of long-term investments that will come due approximately June 10, 2000 to June 30, 2000. Thus reported cash and cash equivalents of $13,000 is not sufficient to meet current demands on cash represented by the remaining $133,400 of Accounts Payable and Accruals (a $120,400 deficiency). The Company intends to finance its third quarter of operations by way of revenue receipt (e.g. collection of the reported $470,000 of accounts receivable) and new revenue generation.

The Company requires an increase in revenue realization as well as investment inflows in order to provide for working capital requirements during the second half of Fiscal 2000.

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




OnLine Production Services, Inc.



Date     April 14, 2000                                s/ Aerock Fox
    ----------------------------                   ----------------------------
                                                       Aerock Fox, President