Form 10QSB
period 2000-05-31
ON LINE PRODUCTION SERVICES INC
filed 2000-07-13
CIK 1093061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

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

                        OnLine Production Services, Inc.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED MAY 31, 2000

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

                        OnLine Production Services, Inc.
                                  Balance Sheet
                      As at May 31, 2000 and 1999(Note 15)
                                    Unaudited

Amounts in 1,000's of Dollars US

                                     ASSETS

                                                                               2000       1999
                                                                             ------------------
Current Assets
          Cash and Cash Equivalents                                          $    55    $   854
          Accounts Receivable - Note 3                                           510         68
          Current Portion of Deferred Taxes - Note 6                               4          3
          Accrued Interest - Note 5                                               86         83
                                                                             ------------------
          Total Current Assets                                                   655      1,008

Property, Plant and Equipment Net of Depreciation - Note 4                       176        147
Other Assets
          Investments - Note 5                                                 8,552      8,397
          Intangible Assets-Net of Amortization - Note 10(d))                    191        317
          Other - Note 6                                                           7          1
                                                                             ------------------
          Total Other Assets                                                   8,750      8,715
                                                                             ------------------
Total Assets                                                                 $ 9,582    $ 9,870
                                                                             ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts Payable and Accrued Liabilities - Note 8                  $   439    $    58
          Bank Line of Credit - Note 7                                            63         --
          Current Portion of Mortgage Payable                                      1          1
                                                                             ------------------
          Total Current Liabilities                                              503         59

Debts Payable - Note 9                                                           116         73

Other Liabilities
          Contingent Revenue - Note 10                                         8,268      8,268
          Payable Columbus Software, Inc. - Note 10(d)                            --        100
          Loan Payable - Shareholders                                             82         --
                                                                             ------------------
          Total Liabilities                                                    8,969      8,500

Stockholders' Equity - Note 11
Capital Stock
          Class A Common Stock, $0.001 par, 100,000,000 shares authorized,
               10,480,614 issued                                                   7          7
          Preference Shares, 10,000,000 shares authorized
               3,673,292 issued                                                    2          2
                                                                             ------------------
                    Total Capital Stock                                            9          9

Additional Paid in Capital
          Issued price in excess of par value - Class A                        1,318      1,318
          Issued price in excess of par value - Preference Shares                180        180
                                                                             ------------------
                    Total Paid In Capital                                      1,507      1,507
          Accumulated Deficit                                                 (1,346)      (717)

          Accumulated Other Comprehensive Income (Loss)                          452        580
                                                                             ------------------

          Total Stockholders' Equity                                             613      1,370
                                                                             ------------------
Total Liabilities and Stockholders' Equity                                   $ 9,582    $ 9,870
                                                                             ==================

                        OnLine Production Services, Inc.
                                Income Statement
               Three Months Ended May 31, 2000 and 1999 (Note 15)
                                       and
                     Nine Months Ended May 31, 2000 and 1999
                                    Unaudited

                         Amounts in 1,000's dollars US

                                                          Three Months Ended            Nine Months Ended
                                                                May 31                      May 31
                                                         2000            1999         2000            1999
                                                       ------------------------     ------------------------
Revenue
    Sales                                              $    250        $     82     $    678        $    138
    Territory Sales / Licensing                               0               0            0             655
    Other                                                     5               1          115              35
                                                       ------------------------     ------------------------
    Total Revenue                                           255              83          793             828
Cost of Sales                                               228             463          737             690
                                                       ------------------------     ------------------------
Gross Profit (Loss)                                          27            (380)          56             138
General & Administrative Expenses                           172             205          677             513
    Depreciation/Amortization                                41              27          139             174
                                                       ------------------------     ------------------------
Loss From Operations                                       (186)           (612)        (760)           (549)
Other Income/Expense
    Interest Income                                         132             104          357             284
                                                       ------------------------     ------------------------
Net Loss Applicable to Common Stock                    $    (54)       $   (508)    $   (403)       $   (265)
                                                       ========================     ========================

Weighted Average Shares - Common Stock                   10,170          10,170       10,170          10,170
(stated in 1,000's)
                                                       ------------------------     ------------------------
Loss Per Share of Common Stock                         $   (.05)       $   (.05)    $   (.04)       $   (.03)
                                                       ------------------------     ------------------------
Statement of Accumulated Deficit
    Balance - Beginning of Period                      $ (1,292)       $   (209)    $   (943)       $   (452)
    Net Loss for Period                                     (54)            508         (403)           (265)
                                                       ------------------------     ------------------------
    Balance  - End of Period                           $ (1,346)       $   (717)    $ (1,346)           (717)
                                                       ========================     ========================

                        OnLine Production Services, Inc.
                      Consolidated Statement of Cash Flows
                Six Months Ended May 31, 2000 and 1999 (Note 15)
                                    Unaudited

                        Amounts in 1,000's of Dollars US

                                                                2000      1999
                                                                ----      ----
OPERATING ACTIVITIES

Cash Used In Operations:

Net Loss                                                     $  (403)   $  (265)

Add (deduct) charges to items not involving cash:
Amortization                                                     139        174
                                                             $  (264)   $   (91)

Non-cash working capital items:
Accounts Receivable                                             (446)       (64)
Accounts Payable & Accruals                                      352       (396)
Contingent Revenue Security Received                               0      3,158
                                                             $   (94)   $ 2,698
FINANCING ACTIVITIES
Change in Bank Operating Loan                                $    33    $     0
Issue of Company Shares for cash                                   0        936
                                                             $    33    $   936

INVESTING ACTIVITIES
Change in Long Term Investments                                 (249)    (3,313)
Capital Asset Purchases                                          (29)       (17)
                                                             $  (278)   $(3,330)

Translation Adjustment                                       $   144    $   590

Change In Cash                                               $  (459)   $   803
Cash, start of period                                            514         51
Cash, end of period                                          $    55    $   854

                        OnLine Production Services, Inc.
                            Consolidated Statement of
                                Changes in Equity
                         Nine Months Ended May 31, 2000
                                    Unaudited

                         Amounts in 1,000's dollars US

                                                                                          Accumulated
                                                                                             Other
                                                             Comprehensive    Retained   Comprehensive
                                                   Total        Income        Earnings      Income
                                                   -----        ------        --------      ------
Beginning Balance                                  $ 872                       $(943)        $ 308

Comprehensive Income
   Net Income (Loss)                                (403)         (403)         (403)           --
   Other comprehesive income:                                                     --            --
   Foreign currency translation adjustments          144           144            --           144
                                                                 -----
Total Comprehensive Income                                        (259)           --            --
                                                                 =====
                                                   -----                       -----         -----
                                                   $ 613                     $(1,346)        $ 452
                                                   =====                       =====         =====

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Unaudited Financial Statements - Opinion of Management

The May 31, 2000 and 1999 amounts included herein are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, the financial position, results of operations, cash flows and changes in shareholders' equity have been made.

(b)  Foreign currency translation

All balances relating to On-Line Film Services Inc. (Canadian subsidiary) have been converted to United States dollars using the current rate method of currency conversion. The use of this method resulted in a translation adjustment gain of 144,000 in the current nine month period due primarily to the effect of currency exchange fluctuations on long-term investments held by the Company. The investments are collateral against portions of projected minimum sales guaranteed by the Company over a ten year period to certain purchasers of the Company's software (See Notes 5 and 10).

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

(h)  Reorganization and reverse acquisition

The company, in fiscal year 1999, completed a reorganization and reverse merger. At the time of the merger, neither OnLine Production Services Inc., or its predecessor Earth Industries Inc., had any financial activity. With the exception of the stock of Earth Industries, which had a book value of $0 at the time of the merger, the only entity with activity was On-Line Film Services, Inc., which became the operating subsidiary company as a result of the merger. Therefore, the consolidated financial statements of On-Line Film Services Inc. for the nine month period ended May 31, 1999 are presented as comparable statements.

2.   CONSOLIDATED FINANCIAL STATEMENTS

These financial statements show the consolidated results of operations for OnLine Production Services Inc. and its wholly owned Canadian subsidiary On-Line Film Services Inc..

3.   ACCOUNTS RECEIVABLE

The accounts receivable balance at May 31, 2000 is shown net of allowance for doubtful accounts of $ 1,688 . The 1999 accounts receivable balance is shown net of allowance for doubtful accounts of $6,862.

4.   PROPERTY, PLANT AND EQUIPMENT

      Asset                        Accum.               Depreciation
   Description            Amount   Deprec.  Net            Method
   -----------            ------   -------  ---            ------

Office Furn & Fixtures     $ 22     $11     $11       20% Declining Balance
Computer Software            56      56       0      100% Declining Balance
Computer Equipment          110      44      66       30% Declining Balance
Building                    113      17      99        4% Declining Balance

                                           $176

5.   INVESTMENTS

Long term investments consists of British Columbia Savings Bonds in a principal amount of $2,941,072(August 31, 1999 - $2,878,800) with an unamortized bond premium of $1,162 (August 31, 1999 - $1,150) to be amortized over the remaining eight year period of the bonds. Accrued interest of $86,387(August 31, 1999 - $38,800) was unpaid at the balance sheet date. These bonds earn interest at 6% per annum (effective interest rate of 5.992%) paid semi-annually and are locked in to June 9, 2008. The accrued interest amount is calculated based on 6% of the principal for an accrual period of 92 days (August 31, 1999 - 82 days). The last interest payment date was December 10, 1999. The next interest payment date is expected on or around June 10, 2000. These bonds serve as registered collateral on the Mailcard contingent sales agreement dated September 17 1997. The amount of the collateral claim registered against these bonds is $2,904,054 which is locked in until June 9, 2008. All of the interest earned on this bond during the reported nine month period ($130,407), included on the interest income line on the consolidated statement of loss and accumulated deficit, will be used to fund the minimum required Mailcard software purchase guarantee relating to the three month period. (See notes 10 & 13).

Also included in long term investments is the guaranteed interest savings amount of $5,509,901(August 31, 1999 - $5,422,700) held at the Canadian Imperial bank of Commerce, of which $5,342,037(August 31, 1999 - $5,387,900) serves as registered collateral relating to the Casting Workbook software contingent sales agreements dated December 31, 1997 and December 31, 1998, with the principal to be locked in until December 31, 2007 and 2008 respectively . From the agreement date to the balance sheet date, these funds have been placed in seven day CIBC GICs earning interest revenue at variable rates throughout the period. At the balance sheet date there was no accrued interest relating to the GIC investments. For the current three month period, all interest earned on these investments offsets the Casting Workbook exclusivity payments of $228,280 for the current six month period (See notes 10 & 13). The funding of the exclusivity payments is included in interest income line on the consolidated statement of loss and accumulated deficit.

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

     Non current portion                $  743 included in "Other Assets"

7.   BANK LINE OF CREDIT

The company has available a $80,000 line of credit with the Royal Bank in Vancouver, British Columbia. The line of credit bears interest at the rate of Royal Bank prime plus 1.75% per annum. At the balance sheet date, the company has used $63,000 of this line of credit.

8.   ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Included in accounts payable and accruals is accrued distribution and exclusivity fees of 259,000(August 31, 1999 - $73,000) relating to the Mailcard and Casting Workbook contractual agreements . The remaining amount relates to trade payables and operating accruals (Note 13).

9.   LONG-TERM DEBT

Mortgage payable consists of the following:

Mortgage payable to Vancity Credit Union bearing interest at 8.75% per annum with monthly payments of $614 (Renewal May 2001) Secured by real estate (office) at 208-2323 Boundary Road, Vancouver, British Columbia. The balance at May 31 2000 is $74,700(August 31, 1999 - $76,014). The company expensed $4,119 in interest relating to this loan in the current period. This was the only loan interest paid in the current fiscal year.

Future principal payments are:

Fiscal Year            Principal

2000 (remaining)    $ 225
2001                $ 744
2002                $ 812
2003                $ 885
2004                $ 966

Thereafter       $ 71,068

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

11.  STOCKHOLDERS' EQUITY

Statement of Changes in Stockholders' Equity (Including Accumulated Deficit Statement)

                             Class A Common                   Preference Shares            Paid In
                         Shares             Amount         Shares            Amount        Capital          Deficit
                         ------             ------         ------            ------        -------          -------

Balance 8/31/98         6,158,910           $4,088               --              --        $540,998        ($462,074)
Shares Issued
Prior to
Reorganization            277,980              185               --              --          19,680               --
Shares Issued
To Earth Ind
Shareholders            1,711,976            1,136               --              --              --               --
Reorganization         (6,436,890)          (4,276)              --              --        (560,678)              --
Issue Shares to
OnLine Film SH          2,763,598            1,835               --              --         380,889               --
Issue Class B
Pref.  Shares                  --               --        3,673,292           2,439         179,789               --
Private Placement
Shares Issued           5,714,284            3,793               --              --         659,947               --
Shares Issued
For Debt                   40,756               27               --              --          27,024               --
Shares Issued
To Columbus
Software Inc.             250,000              250               --              --         249,750               --

Fiscal 1999 Comprehensive Income                                                                           ($172,288)

Balance 8/3199         10,480,614           $7,041        3,673,292          $2,439      $1,497,399        ($634,362)

3rd Quarter Fiscal 2000 Comprehensive Income                                                                (259,000)

Balance 5/31/2000      10,480,614           $7,041        3,673,292          $2,439      $1,497,399        ($893,362)

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

13.  OTHER OBLIGATIONS

(a) The company is obligated purchase a minimum of approximately $171 000 per calendar year of Mailcard software for purposes of distribution on behalf of the software vendors. This obligation remains in effect until at least December 28, 2007, at which time, the agreement may be terminated or renewed, depending on circumstances at that time. The company is also required to purchase an additional 2 560 000 copies at an estimated price of approximately $4 per copy of the Mailcard Software on or before December 28, 2007. Included in accounts payable and accruals is an accrual of $74,511 representing the portion of the obligation payable but not yet due or paid at the balance sheet date. This amount was based on the interest accrued on the collateralized BC Savings Bonds Investment (Note 6) which is to be paid directly to the collateralized party to cover the guaranteed purchase amount. This amount is paid semi-annually on or around June 10 and December 10 of each calendar year. For the nine months ended May 31, 2000, the company has paid $87,122 from interest generated by the collateral amount with $74,511 remaining to be paid at the balance sheet date, to be paid from the interest accrued on the collateral bonds.

(b) The company is also obligated to pay minimum exclusivity fees, which is the interest earned on the CIBC weekly GICs (note 6), per calendar year for the right to provide management services related to the Casting Workbook. This minimum obligation remains in effect until December 28, 2007 and 2008 (note 10), at which time, the agreements may be terminated or renewed, depending on the circumstances at that time. Included in accounts payable and accrued liabilities is an accrual $184,489, which is the interest earned on the collateralized GICs from December 1, 1999 to May 31, 2000, which has not yet been paid to the Casting Workbook purchasers.

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


17.  ACCUMULATED OTHER COMPREHENSIVE INCOME

                           Foreign        Total Accumulated
                          Currency       Other Comprehensive
                           Items                Income
                           -----                ------

Beginning balance           $ 308                $ 308
Current Period change         144                  144
Ending balance              $ 452                $ 452

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

During the three month period March 2000 through to the end of May 2000 the Company increased its previously established principal business activity of providing its proprietary software and services to Talent Agents and Casting Directors. As an integral part of providing its services to Talent Agents and Casting Directors the Company hosts computerized / digital photographs and/or resumes and/or audio clips ("Portfolios") for actors and models ("Performers") for an annual fee (see also "Revenue Recognition Policy" and "advertise" Note 1(d) to the Financial Statements).

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

Performers' annual subscriptions to the Company's services provide each of them with the exposure of their Portfolios to casting directors who actively audition and hire Performers for jobs in film, television, and commercials. To ensure exposure for the performers, the Company provides casting directors and talent agents (Performer representatives) with personalized access to the Company's "Casting Workbook" database that facilitates the hiring of the participating Performers. The Performers' Portfoliosare viewed, extracted, sorted, and manipulated by participating talent agents and casting directors in a manner that increases the speed, accuracy and ease with which they carry out their day to day business and operating functions. Improvements to the Company's software and systems are continuous, adding more time saving features that ensure entertainment professionals continue to increase their use of the Company's software and systems.

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

As a result of its historical activity, the Company now reports statistical increases in all areas of its computerized business to business transactions as follows:

                                              Nine Months Ended
                                       May 31, 2000          May 31, 1999      % Increase
                                    -----------------     -----------------    ----------
Film Projects Processed                    2,158                1,011                113
Roles (Acting Jobs) Cast                  10,761                4,795                124
Audition Suggestions Processed           317,787              114,499                178

During this third reported quarter of Fiscal 2000 the Company also continued to increase its business relations with industry professionals in other centers of the American, Latin American, British, and Asian film, television and commercial industries thus providing the Company with increasing information that would ultimately establish the timing necessary to deploy its software and systems in those demographic areas.

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

During the period the Company also continued to design, develop and program software and systems that provide increasing computer automation to Talent Agents, Casting Directors and other professionals in the film, television, commercials and modeling industries. All of the Company's present products and services are planned for continuing and future marketing and deployment.

During the third quarter of Fiscal 2000 the Company improved its resource for internet marketing and commercial advertising campaigns to promote individuals to sign up and pay for its service methods of advertising individuals for work in the film, television, commercials, and modeling industries throughout North America, sell its commercials production management software into the North American market, and develop software programming links for the automation of integrated scheduling functions between Talent Agents, Casting Directors, and actors using the Company's centralized computer infrastructure and internet technology.

REVENUES

Revenues during the first quarter of Fiscal 2000 ($49,000 US) was received in Canadian Dollars from Canadian actors nearly all of whom are represented by Canadian Talent Agents. This represents a 33% increase from this customer group over the same period in Fiscal 1999.

Many of the free trial periods extended to actors expired during the second quarter of Fiscal 2000 resulting in a substantial increase in Performers billings by February 29, 2000. Collections of these fees, using the Company's newly deployed e-commerce capabilities, will continue throughout the fourth quarter. During the third quarter the Company extended the free trial periods granted to actors and models represented by agents in the Los Angeles area. The Company intends to increase the number of script breakdowns that it processes from Casting Directors in the Los Angeles area as a competitive strategy prior to pursuing collection of fees billed to performers in the Los Angeles area. The Company's historical experience indicates that the collectability of these accounts is high due to the importance of the Company's service to the Performers in regards to their job audition opportunities and collection of accounts will be pursued during the remainder of the fiscal year.

The Company has not pursued, during the current period, and it has no intention of pursuing in the future, the sale of Territorial Rights as in prior periods the nature of which is disclosed in Notes to Financial Statements. However, the Company will continue to pursue international licensing and/or joint venture agreements in Latin America, the United Kingdom, Europe and Asia during the up coming fourth quarter.

                                               Three Months Ended
                               May 31, 2000         May 31, 1999    % Increase
                             -----------------    ----------------   ----------

Talent Portfolio Hosting        $ 250,000              $  82,000            205
Territory Sales / Licensing     $       0              $       0

Only Nominal revenues have yet to be received from that group of North American customers who are not represented by Talent / Model Agents. Full operation of the e-commerce fee collection capabilities has been deployed and design of a marketing campaign is in substantial completion. Revenues from this customer base are expected to increase during the fourth quarter.

The Company has not entered into, nor does it have an intention to enter into any further sales of any fields of rights to its software products as such has provided sales revenue to the Company during Fiscal 1999. However the Company discusses openly the potential for Licensing its software and computer systems for use in other countries, concentrating discussions in Latin America, the United Kingdom, Europe and Asia. The results of these discussions are presently unpredictable.

Cost of Sales

Of the reported Cost of Sales for the six month period, $299,000 is accrued, and directly offset by interest earned on collateralized long-term investments, in respect of CastingWorkbook exclusivity payments.

The remaining amount ($438,000) is incurred to continue the direct activities of programming competitive improvements to the Company's software and systems that are used by Talent Agents and Casting Directors as well as other industry professionals as well as maintaining the computer and communications equipment / infrastructure that is necessary to deploy that software. Software and systems programming costs are expected to continue into the future in order to maintain a competitive technology position. However, the availability of communications infrastructure is a competitive environment and the Company seeks opportunities to decrease its costs of that infrastructure component.

During the comparative nine month period in Fiscal 1999 the Company received non-recurring revenue from the sale of certain Territory Rights (see Notes 10 and 13 to the Financial Statements). When this non-recurring revenue is factored out of both reported Fiscal Years, the Company's gross margin relative to Fees Realized from Performers shows a favourable improvement (Fiscal 2000 a positive gross margin of 45% versus Fiscal 1999 with a negative gross margin of 68%) indicating expected improvement as a result of increased business to business transactions as set out in the General Discussion above. As sales increase gross margin is expected to continue to improve.

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

The costs of improvements to software programming may now be spread over a larger customer base in the future thus providing an expectation of a reduced cost of goods sold to revenue ratio as the Company progresses in its implementation of service to represented actors in additional geographic areas, as well as extending the use of that programming to service the self represented talent and models throughout North America using the Company's e-commerce web sites that are accessible world-wide.

Operating Expenses

Operating Expenses increased when comparing the first nine months of Fiscal 2000
to  the  same  period  the  previous  year  due  primarily  to  the   continuing
establishment of both corporate and market operations in the Los Angeles area.

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

The core operating expenses of the Los Angeles branch office (approx. $30,000 per month) reflects the current level of business activity currently at 107 Casting Directors and 47 Talent Agents on line. This level of monthly expenditure would be sufficient to reasonably obtain and sustain service to more than twice as many Casting Directors and Talent Agents during the remainder of Fiscal 2000. Increases in this level of activity is dependent on competitive technology and marketing factors in addition to the competency of the Company's Los Angeles staff. The increase in core operating expenses over the prior quarter report is due in part to the recent hiring of additional professional management on-site and dedicated to the Los Angeles area.

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

CASH FLOW AND WORKING CAPITAL

Accounts Payable and Accruals reported as at May 31, 2000 ($439,000) includes $258,000 of accrued distribution and exclusivity payments under the field of use agreements referred to above. The $259,000 would subsequently be paid from interest portions of long-term investments that will come due approximately June 10, 2000 to June 30, 2000. Thus reported cash and cash equivalents of $55,000 is not sufficient to meet current demands on cash represented by the remaining $180,000 of Accounts Payable and Accruals (a $59,600 deficiency). The Company intends to finance its fourth quarter of operations by way of revenue receipt (e.g. collection of the reported $510,000 of accounts receivable) and new revenue generation.

The Company requires an increase in revenue realization as well as investment inflows in order to provide for working capital requirements during the fourth quarter of Fiscal 2000.

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

OnLine Production Services, Inc.

Date     July 11, 2000                                s/ Aerock Fox
    ----------------------------                   ----------------------------
                                                       Aerock Fox, President

________________________________________________________________________________