Form 10KSB
period 2000-08-31
ON LINE PRODUCTION SERVICES INC
filed 2000-12-13
CIK 1093061

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the year ended August 31, 2000.

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-27111

                        ONLINE PRODUCTION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

        Nevada                                            91-1833963
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

           SUITE 208 - 2323 BOUNDARY ROAD VANCOUVER BC CANADA V5M 4V8
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (604) 205-5107


           Securities registered pursuant to Section 12(b) of the Act,

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $820,000

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on August 31, 2000, was $2,406,660. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at August 31 2000, was 9,626,640.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 2000 FORM 10-KSB REPORT

                                                                        Page
                                                                      Numbers
                                     PART I

Item   1.      Business                                                   4

Item   2.      Properties                                                11

Item   3.      Legal Proceedings                                         11

Item   4.      Submission of Matters to a Vote of Security Holders       11

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                       12

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       12

Item   7.      Financial Statements                                      18

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       32

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons                                           32

Item  10.      Executive Compensation                                    32

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                            33

Item  12.      Certain Relationships and Related Transactions            33

Item  13.      Exhibits and Reports on Form 8-K                          33

Signatures                                                               34

                                     PART I


Item 1. Business

FORWARD-LOOKING STATEMENTS

This report includes projections of future results and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders and investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the ability to plan and execute our business, general market conditions, a general lack of public interest in either our products or securities, federal or state laws or regulations having adverse effects on small business enterprises, market competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements in this Report will prove to be accurate.

Should any of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, actual results may vary materially from those described in this registration statement as anticipated, estimated or expected.

BUSINESS OPERATIONS

OnLine Production Services Inc. ("ONPS", a Nevada corporation), invests in, represents, promotes, and delivers the products and services of its wholly owned Canadian subsidiary, OnLine Film Services, Inc. ("OnLine"), which is an internet based, e-commerce, business-to-business services provider of software and computer systems solutions to entertainment industry professionals.

During the fiscal year ended August 31, 2000 we increased our previously established principal business activity of providing our proprietary software and services to Talent Agents and Casting Directors worldwide. As an integral part of providing services to Talent Agents and Casting Directors we host computerized / digital photographs and/or resumes and/or audio clips and / or video clips ("Portfolios") for actors and models ("Performers") for a fee (see also "Revenue Recognition Policy" and "advertise" Note 1(d) to the Financial Statements).

We have provided our proprietary software and services free to Talent Agents and Casting Directors as an incentive for them to use our database of Performers. The fact that Talent Agents and Casting Directors use our software and systems provides incentive for Performers to subscribe to and pay for our services.

Fees are now collected from Performers and deposited using internet e-commerce, which improved our billing and collection processes in Fiscal 2000, compared to prior periods. We have also developed other complementary electronic capabilities in order to increase our direct service and contact with Performers that will work hand-in-hand with our e-commerce capabilities to further improve sales, billing and collections during Fiscal 2001.

Performers' subscriptions to our services provide each of them with the exposure of their Portfolios to casting directors who actively audition and hire Performers for jobs in film, television, and commercials. To ensure exposure for the performers, we provide Casting Directors and Talent Agents (Performer representatives) with personalized access to the "Casting Workbook" database that facilitates the hiring of the participating Performers. During Fiscal 2001 we will be implementing a program of personalized access for self-represented performers that is tailored to their particular requirements in finding work and / or agency representation. Use of our software allows the performers' Portfolios to be viewed, extracted, sorted, and manipulated by participating talent agents and casting directors in a manner that increases the speed, accuracy and ease with which they carry out their day-to-day business and operating functions. Improvements to our software and systems are continuous, adding more time saving features to ensure that entertainment professionals continue to increase their use of our software and systems.

Our software and systems are developed and tested in Canada by our internal personnel primarily in Vancouver and Toronto (the centers for the Canadian film, television, and commercials industries). Prior to deployment in Los Angeles, we tested and implemented our software in Canada between June 1995 and the spring of 1999. Development and testing was done with the assistance of Canadian Talent Agents and Casting Directors who continue to use the system to actively cast roles in film and television and commercial productions. During that period approximately 15,000 Canadian actors were entered into our databases and were provided varying trial periods without charge.

In April 1999 approximately 8,000 of the original 15,000 actors on file were still actively seeking work in the industry and in agreement with the Talent Agents and Managers Association of Canada that portion of those 8,000 actors who were represented by Canadian Talent Agents were billed the annual fee for the service that we now provide them on a continuing basis.

We now estimate approximately 80% of all Canadian electronic script breakdowns are cast by directors using our software and systems.

We began a marketing and promotion campaign in Los Angeles California starting in the spring of 1999. We now provide professional, personalized, consultative and supporting services to Casting Directors and Talent Agents in the Los Angeles area. In addition, we have also made further professional contacts so that our supporting informational services will be provided to other types of US companies and entertainment professionals during Fiscal 2001, including, most significantly, major US production studios.

We report statistical increases in key areas of our computerized business-to-business transactions as follows:

                                                     Year Ended
                                         August 31, 1999   August 31, 2000    Increase
                                         ---------------   ---------------    --------

Film Projects Processed:                       1,723              3,511          104%
Roles (Acting Jobs) Cast:                      8,312             16,719          101%
Audition Suggestions Processed:              206,368            506,041          145%


Our internet sites now receive more than 1.5 million hits per month made mostly by talent agents and casting directors.

Contracted arrangements with niche market and community based companies like Latin Heat magazine, Black Talent News, and XXI Century Model Search will provide us with increased and paid Performer Portfolio hosting throughout Fiscal 2001.

During Fiscal 2000 we also continued to increase business relations with industry professionals in other film production centers worldwide. We began or continued negotiations with professional s in the Latin American, Australian and Asian film, television and commercial industries thus providing us with increased information that would ultimately establish the timing necessary to deploy our software and systems in all of those demographic areas. Subsequent to Fiscal 2000 we formed a subsidiary corporation that will see full deployment of "The Casting Workbook" and services in Australia during Fiscal 2001.

With respect to North America and in addition to increasing our business activities with Talent Agents and Casting Directors in the Los Angeles market, we also continued to deploy our software and systems in order to provide services to talented performers throughout North America and worldwide who are not presently represented by a Talent Agent (self-represented performers). Our system now allows anyone, for a fee, to submit electronically their resume and other information (e.g. photos and/or sound and / or video clips) to us using access over the internet We began to collect fees from these performers using a now commonly used method called e-commerce whereby credit card information is collected and processed and money deposited to our bank account(s) electronically. In December 1999 our systems infrastructure necessary to carry out this process using the Canadian banking system was fully established and a marketing and promotional campaign continues to be developed. We estimate that many more people worldwide could subscribe to this new service than by actors who are represented by Talent Agents. Both aspiring acting and modeling talent are offered this service whereby individuals are given an opportunity to advertise themselves in front of professional Talent Agents and Casting Directors who use our software and services. Thus we are capable of providing many more individuals (customers) a chance to be discovered by Talent Agents and/or immediately obtain work from Casting Directors who are seeking that particular talent.

During the period we also continued to design, develop and program software and systems that provide increasing computer automation to Agents, Casting Directors and other professionals in the film, television, commercials and modeling industries as well as tie into their other existing systems (e.g. accounting software of other suppliers). All of our present products and services are planned for continuing and future marketing and deployment.

RISK FACTORS ASSOCIATED WITH THE COMPANY'S BUSINESS

     Risks Associated Changing and Expanding Business.

     The Company has experienced substantial changes in and expansion of the Company's business and operations since it commenced operations, and expects to continue to experience periods of change. The Company's past changes have placed, and any future changes would place, significant demands on the Company's administrative, operational, financial and other resources. The Company expects operating expenses and staffing levels to increase in the future. In particular, the Company intends to hire a number of additional skilled personnel, including persons with experience in both the computer and film industries. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified senior managers and technical and production personnel in the future. The Company also expects to expend resources with respect to future expansion of its technology, accounting and internal management systems. This expansion will continue to challenge the Company's ability to hire, train, motivate and manage its personnel. If the Company's revenues do not increase in proportion to the Company's operating expenses, the Company's management systems do not expand to meet increasing demands, the Company fail to attract, assimilate and retain qualified personnel, or the Company's management otherwise fails to manage the Company's expansion effectively, there would be a material adverse effect on the Company's business, financial condition and operating results. The implementation of the Company's strategy for rapid growth in the use of the Company's services may strain its ability to adequately expand technologically. In addition, the Company relies on a number of third parties to process the Company's transactions, including on-line and Internet service providers, all of which will need to expand the scope of the operations they perform for the Company. Any backlog or inability to use the Company's services caused by a third party's inability to meet the Company's needs could have a material adverse effect on the Company's business, financial condition and operating results.

     Risk of Error and of Systems Failure.

     The Company's business is subject to various risks associated with systems errors and malfunctions and employee errors. Heavy stress placed on the systems during peak "breakdown" times could cause the Company's systems to operate at unacceptably low speeds or systems could fail altogether.

     The Company has experienced incidents of system failure in the past and there can be no assurances that such incidents will not reoccur in the future. If such system failure, or if access to the internet is disputed, it may preclude the Company from conducting normal operation for an undetermined period of time. The Company may also experience losses in connection with employee errors. Although expenses incurred by the Company in connection with employee errors have not been significant in the past, there can be no assurance that these expenses will not increase in the future.

     Significant Fluctuations in Quarterly Operating Results.

     The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions or enhancements of services and products by the Company or the Company's competitors; changes in pricing policies by the Company or the Company's competitors; changes in strategy; the success of or costs associated with acquisitions or other strategic relationships; changes in key personnel; seasonal trends; changes in the level of operating expenses to support projected growth; and general economic conditions. In addition, the Company has experienced fluctuations in the average number of customer transactions per day and expects that its rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

     Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which may have an adverse effect on the market price of the Company's Class A Common Stock.

     Competition.

     The Company's management is not aware of any other company in Canada that has the same type of database and/or service to film and television professionals as it is currently providing. There are several small companies who offer various television and film services but they are without a direct response element and accordingly do not, in the Company's view, present a competitive risk to the Company's operations

     There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and operating results.

     Early Stage of Market Development; Dependence on the Internet.

     As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development of complementary services and products, such as high speed modems and high speed communication-lines. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or due to increased governmental regulation. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, accessibility and quality of service) remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and communication on the Internet. Because global commerce and on-line exchange of information on the Internet and other similar open wide area networks are new and evolving, there can be no assurance that the Internet will prove to be a viable commercial marketplace. If critical issues concerning the commercial use of the Internet are not favorably resolved, if the necessary infrastructure is not developed, or if the Internet does not become a viable commercial marketplace, the Company's retail business, financial condition and operating results will be materially adversely affected. Adoption of on-line commerce, particularly by those individuals that have historically relied upon traditional means of commerce, will require a broad acceptance by such individuals of new and substantially different methods of conducting business.

     Technical Changes.

     The information and financial services and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new service and product introductions and enhancements, and emerging industry standards. The introduction of services or products embodying new technologies and the emergence of new industry standards and practices can render existing services or products obsolete and unmarketable. The Company's future success shall depend, in part, on its ability to develop leading technologies, enhance its existing services and products, develop new services and products that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of new services and products or enhanced versions of existing services and products entails significant technical risks. There can be no assurance that the Company will be successful in effectively using new technologies, adapting its services and products to emerging industry standards, developing, introducing and marketing service and product enhancements, or new services and products, or that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services and products, or that its new service and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce new services and products or enhancements of existing services and products in a timely manner in response to changing market conditions or customer requirements, or if new services and products do not achieve market acceptance, the Company's business, financial condition and operating results will be materially adversely affected.

     Proprietary Rights and Risk of Infringement.

     The Company's success and ability to compete are dependent to a significant degree on its proprietary technology and on the proprietary technology licensed by it. The Company relies primarily on copyright, trade secret and trade-mark law to protect its technology and the technology licensed by it from third parties. Notwithstanding the precautions taken by the Company, it may be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted.

     The laws of other countries may afford the Company little or no effective protection of its intellectual property. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose would be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

     The Company may in the future receive notices of claims of infringement of other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert the Company's management's attention and resources or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition and operating results.

     Future Capital Needs; Uncertainty of Additional Financing.

     The Company would need to raise additional funds in order to support expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and development efforts and the success of such efforts, the success of the Company's existing and new service offerings and competing technological and market developments.

     The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's shareholders will be reduced, shareholders may experience additional dilution in net book value per share, or such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

     Risks Associated with Acquisitions and Strategic Relationships.

     The Company may make acquisitions of other companies or technologies in the future, or may enter into strategic relationships, and the Company regularly evaluate such opportunities. Acquisitions and the implementation of strategic relationships entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. No assurance can be given that the Company will be able to integrate successfully any operations, personnel, services or products that might be acquired in the future, and the Company's failure to do so could have a material adverse effect on business, financial condition and operating results.

     The Company has established a number of relationships with on-line and Internet service providers and software, information and financial service providers. The Company will continue to seek out similar strategic opportunities in the future. Examples of the Company's strategic relationships include its relationships with Columbus. There can be no assurance that any such relationships will be maintained, that if such relationships are maintained, they will be successful or profitable, or that the Company will develop any new such relationships. Further, the Company's success in any of its strategic relationships is dependent on the reputation of its strategic partners. Should any of the Company's strategic partners experience damage to their reputation, the Company may be materially adversely affected.

     Limited Operating History. The Company has not achieved profitability and there is no guarantee that the Company will be able to achieve profitability in the future. The Company has never paid a dividend on the Company's Class A Common Stock and does not expect to do so in the foreseeable future.

     Potential Future 144 Sales.

     Rule 144 provides, in essence, that a person holding restricted securities for a period of one year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to one percent of the Company's outstanding Class A Common Stock every three months. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule 15c2-11 thereunder. Rule 144 also permits, under certain circumstances, the sale of shares by a person who is not an affiliate of the Company and who has satisfied a two year holding period without any quantity limitation and whether or not there is adequate current public information available. Investors should be aware that sales under Rule 144, or pursuant to a registration statement filed under the Act, may have a depressive effect on the market price of the Company's Class A Common Stock in any market that may develop for such shares.

     Limited Market For the Company's Class A Common Stock.

     There is only a limited trading market for the Company's Class A Common Stock on the National Association of Securities Dealers, Inc. ("NASD") over-the-counter Bulletin Board (the "OTCBB"), which may limit the marketability and liquidity of the shares of the Class A Common Stock.

     Penny Stock Rules.

     Under Rule 15g-9 of the Exchange Act, a broker or dealer may not sell a "penny stock" to, or effect the purchase of a penny stock by, any person unless:

     (a)  such sale or purchase is exempt from Rule 15g-9;

     (b) prior to the transaction the broker or dealer has (1) approved the person's account for transactions in penny stocks in accordance with Rule 15g-9, and (2) received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased; and

     (c) the purchaser has been provided an propitiate disclosure statement as to penny stock investment.

     The United States Securities and Exchange Commission (the "Commission") has adopted regulations that generally define a penny stock to be any equity security other than a security excluded from such definition by Rule 3a51-1. Such exemptions include, but are not limited to (1) an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operations for at least three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years; (2) except for purposes of Section 7(b) of the Exchange Act and Rule 419, any security that has a price of $5.00 or more; and (3) a security that is authorized or approved for authorization upon notice of issuance for quotation on the NASDAQ Stock Market, Inc.'s Automated Quotation System.

     Currently shares of the Company's Class A Common Stock will be subject to the regulations on penny stocks; consequently, the market liquidity for the Company's Class A Common Stock may be adversely affected by such regulations limiting the ability of broker/dealers to sell the Company's Class A Common Stock and the ability of shareholders to sell their securities in the secondary market.

     Moreover, the Company's shares may only be sold or transferred by its stockholders in those jurisdictions in which an exemption for such "secondary trading" exists or in which the shares may have been registered.

     Adequate Labor and Dependence Upon Key Personnel; No Employment Agreements.

     The Company will depend upon recruiting and maintaining qualified personnel to staff the Company's operations. The Company believes that such personnel are currently available at reasonable salaries and wages. There can be no assurance, however, that such personnel will always be available in the future. Loss of the services of any of this management team and key employees could have a material adverse effect on the Company's operations.

     Conflicts of Interest.

     From time to time certain of the Company's directors and executive officers may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which the Company may participate, such directors and officers may have a conflict of interest. In addition, the Company's dependence on directors and officers who devote time to other business interests may create conflicts of interest, i.e. that the fiduciary obligations of an individual to the other company conflict with the individual fiduciary obligations of the Company and visa versa. Directors and officers must exercise their judgment to resolve all conflicts of interest in a manner consistent with their fiduciary duties to the Company. In the event that such a conflict of interest arises at a meeting of the directors of the Company, a director who has such a conflict will abstain from voting for or against the approval of such a participation or such terms. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. The Company is not aware of the existence of any conflict of interest as described herein.

Item 2. Properties

Vancouver

     The Company owns a 1,400 square foot commercial condominium unit (No. 208) at 2323 Boundary Road, Vancouver, British Columbia which presently serves as the Company's corporate headquarters. The Company purchased the unit on May 22, 1996 for $101,963. The Company has a $75,300 balance on an initial $79,148 mortgage on the property. The Company's payments are $632 per month.

     On July 1, 1999 we expanded the Company's corporate headquarters by leasing the adjacent unit No. 207 at 2323 Boundary Road, Vancouver, British Columbia, on the basis of a 6 month renewable term. The premises are approximately 1,300 square feet. The rent is $805 per month.

Toronto

     As of March 1, 1999 the Company also lease approximately 677 square foot office at #1303 of 2 Carlton Street, Toronto, Ontario. The Company's rent is $663 per month. The term is for two years.

Los Angeles

     As of April 1, 2000 the Company rented a 1,200 square foot office at #410 11040 Santa Monica Blvd, LA CA 90025. The Company's rent is $3,677. The term is for five years.


Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

The Company's shares are traded on the NAS OTCBB under the stock symbol ONPS. The high and low interdealer prices for the calendar quarters for each quarter of the previous two fiscal years are as follows:

Fiscal Year Ending August 31, 1999

      Quarter             Date                    High          Low
      -------             ----                    ----          ---

      1st            November 30, 1998             n/a          n/a

      2nd            February 28,1999              n/a          n/a

      3rd            May 31, 1999                $5.00         $1.00

      4th            August 31, 1999             $3.28         $0.68


Fiscal Year Ending August 31, 2000

      Quarter             Date                    High          Low
      -------             ----                    ----          ---

      1st            November 30, 1999            $1.00        $0.33

      2nd            February 29, 2000            $0.95        $0.30

      3rd            May 31, 2000                 $0.68        $0.26

      4th            August 31, 2000              $0.50        $0.25

During our Fiscal Year 2000 we negotiated and caused a retraction and cancellation of 1,000,000 warrants that previously granted the holder (ACC Axis, an outside consulting firm) the right to purchase up to 1,000,000 shares of common stock at $.50 per share.

In addition, we negotiated and caused a retraction and cancellation of 853,974 common shares of the company which were previously held by a major shareholder of Earth Industries, Inc., a Texas corporation that did not survive upon merging with the Company under a plan of reorganization completed on March 4, 1999.

The result of the above warrant and stock negotions, retractions and cancellations is set out in Note 11 to the Audited Financial Statements included herein.

There were no sales of stock during the reported fiscal year.

The Registrant has not paid or allocated any dividends to date and has no current plans to do so.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report includes projections of future results and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders and investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the ability to plan and execute our business, general market conditions, a general lack of public interest in either our products or securities, federal or state laws or regulations having adverse effects on small business enterprises, market competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements in this Report will prove to be accurate.

Should any of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, actual results may vary materially from those described in this registration statement as anticipated, estimated or expected.

FINANCIAL CONDITION, RESULTS AND PLAN

GENERAL

OnLine Production Services Inc. ("ONPS", a Nevada corporation), invests in, represents, promotes, and delivers the products and services of its wholly owned Canadian subsidiary, OnLine Film Services, Inc. ("OnLine"), which is an internet based, e-commerce, business to business services provider of software and computer systems solutions to entertainment industry professionals.

An historical overview and discussion of operations is set-out above in Part I,
Item 1 Business.

REVENUES

Agent Represented Performer Memberships:

Revenues from performer memberships during the first quarter of Fiscal 2000 ($49,000 US) were received in Canadian Dollars from Canadian actors only. Most of those performers are represented by Canadian Talent Agents. This represented a 33% increase from that market group over the same period in Fiscal 1999.

Many free trial periods, set up in the prior fiscal year, for actors and models who are represented by Agents expired during the second quarter of Fiscal 2000, resulting in a substantial increase in Performers billings, and mostly in the Los Angeles area (a greater than 1,500% overall increase compared to the prior period). However, collection of those fees from US performers continued as at August 31, 2000.

During the third and fourth quarters we granted payment extensions (without affecting service start dates) to actors and models represented by Agents in the United States. This was a gesture of goodwill toward actors affected by the US actor strike, and as a part of a competitive strategy. Approximately $300,000 US Dollars of reported accounts receivable were affected.

Our historical experience indicates that our ability to collect these accounts is high due to the importance of our service to the Performers by way of their increased job audition opportunities. The professional industry in Los Angeles is implementing our software and systems with approximately the same increasing rate as that which we experienced in Canada.

We expect a more rapid rate of Los Angeles acceptance, revenue and collections than we experienced in Canada because, during the fourth quarter and in readiness of actor strike resolution, we concentrated on developing and launching an improved program of technical service and revenue collection.

Our collection of accounts continue with the help of our new electronic customer relations and direct contact processes deployed subsequent to the currently reported fiscal year end and after the actors' strike was resolved (October
2000). These technical improvements have also enriched our relations with casting directors, including those employed inside major studios. We are now experiencing increases in the number of script breakdowns that we process from the United States. Those script breakdowns represent job opportunities to performers and further motivate Talent Agents and their performer rosters to sign onto our system and pay our fees. We expect that these processes will dramatically decrease the amount of accounts receivable that we carry in the future because new accounts will be collected immediately and renewal accounts will be collected as they become due.

Self-Represented Performer Memberships (Retail Markets):

Only nominal revenues have yet to be received from that group of North American customers who are not represented by Talent / Model Agents. Full operation of our e-commerce based fee collection capabilities had been deployed during the year and we planned to initiate a marketing campaign that was dependent on the development and allocation of sufficient funding for what we considered essentially a retail market. We considered that market, in traditional terms, to require print and broadcast advertising in order to accomplish adequate sales volumes. An agreement was negotiated and then abandoned, without litigation, during Fiscal 2000, for the supply of infomercials directed at the self-represented market sector. This abandonment occurred due, in part, to a lack of confirmation of value. By analyzing the approaches made by our competitors we realized that traditional retail print and broadcast advertising was to involve unjustifiably high cash expenditure requirements compared to resulting sales increases (and less profitable) when compared to our traditional services to the professional industry. During the fourth quarter of Fiscal 2000 we began to program new in-house electronic advertising facilities, now named "E-pitch" for our branding purposes. Our traditional approach, enhanced by those new facilities, now justifies our increasing entry into this market demographic. Subsequent to the currently reported Fiscal Year end, we completed and we have deployed an electronic advertising approach. Electronically we are advertising our services to all casting directors and all represented and self-represented performers and their agents. The industry throughout North America is dramatically acknowledging our new technical capabilities that link all of our traditional services with this new electronic advertising methodology. We now make these electronic advertising and thus job finding capabilities available to any individual or Agent where the appropriate performer membership fees have been paid.

These new technical services are extremely competitive and acceptance in the market has been more dramatic than any we have previously experienced.

Our new technical service has also been integrated with our billing and collection services, incorporating e-commerce, thus increasing our expectation of cash receipts in the near term.

Contracted Software Programming Revenues:

We are not, on an ongoing basis, in the business of supplying contracted software programming services wherein persons other than ourselves would own the software program. However, prior to Fiscal 2000, we had entered into contracts with Columbus Entertainment, Inc. ("Columbus") providing for cross-promotional activities as well as granting us a right to use certain of their entertainment industry software as it applies to accounting for commercials production projects. As a non-recurring circumstance, and as a gesture of collaboration, we performed, for Columbus, contracted software programming in order to web enable certain of their business functions. We billed Columbus $114,900 during the second quarter and collected $60,000 by fiscal year end. New and previous owners (Fiscal 2000) of Columbus have not responded to our demand for payment of the balance of our contracted programming services. We are considering alternative actions as may be advisable in light of all contracted arrangements that are in place, including rights to intellectual property. We have not currently proceeded to litigation, and due to the long outstanding nature of their indebtedness we have allowed for their remaining amount due to us as an allowance for doubtful accounts with offsetting bad debt recognition in the amount of $54,900.

We do not expect contracted software programming to contribute to revenue during the course of Fiscal 2001.

Development of New Revenue Sources from Agencies:

During Fiscal 2000 we entered into an agreement whereby a large US Talent / Literary Agency supplied a description of certain business requirements, and we have performed for our mutual benefit the required software programming, in order to accomplish new automated data and reporting capabilities to handle extended day-to-day business functions of Talent and Literary Agents. The computer automation of a wide range of Agents' requirements is beyond that currently supplied by any of our competitors. Our new software also provides links into existing, widely distributed accounting software programming with the cooperation of the copyright owner of that software. This new software programming is useful industry-wide. Testing of our new software is ongoing subsequent to Fiscal 2000 on-site at the Agency with whom we have the agreement. We are confident that successful implementation will be achieved. Further arrangement for industry-wide distribution, and resulting revenue from Agents is estimated to begin in the first half of Fiscal 2001. Receipts of revenue, direct from Agents, is previously untapped by us.

International Licensing / Joint Ventures / Territory Sales:

We have not pursued, during the current period, and we have no intention of pursuing in the future, the sale of territory rights as in prior periods. However, revenue rights in many territories were never sold including the Los Angeles district and all territories outside of North America.

Instead of selling territory rights we will continue to pursue international licensing and/or joint venture agreements in Latin America, the United Kingdom, Europe and Asia during the next fiscal year. Subsequent to our Fiscal 2000 Year End we completed detailed negotiations in order to form a subsidiary corporation for the deployment of our software and services in Australia. We are confident that cash advances to us will be received by December 31, 2001. We expect that the Australian market, estimated by us to be equal to 50 % of our current Canadian customer base, and our related 51 % joint venture receipts, will provide us with revenues sufficient to break even in Australia during the course of Fiscal 2001.

Niche Market and Community Based Revenues:

Contracted arrangements with niche market companies and performer communities like Latin Heat magazine, Black Talent News, and XXI Century Model Search, increasingly provided us with Performer Portfolios to be hosted during Fiscal 2000. The number of these types of community level service arrangements will be increased in Fiscal 2001 and they will be pursued as immediate cash receipts arrangements.

COST OF SALES AND GROSS MARGIN

Of our reported Cost of Sales for the fiscal year, $475,000 relates to sales guarantee amounts which are paid directly from interest we earned on collateralized long-term investments, in respect of CastingWorkbook exclusivity payments and Mailcard distribution payments relating our sale of territory rights in prior periods (See note 13 to the financial statements).

The remaining cost of goods sold, ($580,000), was incurred to continue the direct activities of programming competitive improvements to our software and systems for continuing use by Casting Directors, Performers, and their Agents as well as other industry professionals. Included was the purchase of software ($40,000) from a small software developer, which software was reprogrammed and incorporated into our suite of services. Costs were incurred also to maintain the computer and communications equipment / infrastructure that is necessary to deploy that software. Software and systems programming costs are expected to continue into the future in order to maintain a competitive technology position. However, the availability of communications infrastructure is a competitive environment and we seek opportunities to decrease our costs of that infrastructure component.

During the comparative period (Fiscal Year 1999) we received non-recurring revenue from the sale of certain Territory Rights (see Notes 10 and 13 to the Financial Statements). When this non-recurring revenue is factored out of both reported Fiscal Years, our gross margin on Fees Realized from Performers shows a favorable improvement (Fiscal 2000 a positive gross margin of 16% versus Fiscal 1999 with a gross loss margin of 155%). This improvement was and continues to be expected as a consequence of greater utilization of our currently underutilized capacity.

Other costs of goods sold were non-recurring start-up costs in respect of specific Talent Agents and Casting Directors in the Los Angeles area who were included onto our network during the period. That portion of our cost of goods sold that is specific to the provision of service to certain Casting Directors and Talent Agents includes direct subcontracts some equipment and communications connections between those industry professionals and our systems and these items will not be incurred as a Cost of Goods Sold in the future. We have no plan to provide, at our own cost, for any further equipping of Talent Agents or Casting Directors.

The sunk costs of our previous improvements to software programming may now be spread over a larger customer base in the future thus providing an expectation of a more effective use of cost of goods sold and increasing gross margin.

OPERATING EXPENSES

Operating Expenses increased by 62% in the current year when comparing Fiscal 2000 to Fiscal 1999 due primarily to the continuing establishment of both corporate and market operations in the Los Angeles area from which revenue realization is expected to increase during Fiscal 2001.

Our Canadian head office operations accounted for 16% of the 62% increase in operating expenses due to general economic conditions in British Columbia Canada as well as some improved working conditions in Canadian rental office space.

Our Canadian head office operations included the payment of $152,474 to executive management who are also officers, directors, and major shareholders of ONPS.

The continuing establishment of Los Angeles operations has contributed 16% of 62% increase in operating costs. These costs relate primarily to increased rent and staffing costs, as well as professional fees such as legal and audit costs.

We expended $63,000 in direct promotion of our services to industry professionals in the Los Angeles area. Fiscal 2001 will include the implementation of marketing strategies that reduce these direct promotional expenses as a ratio of total business carried out in the Los Angeles area, focusing attention directly on the actor and model customer base and thus on advertising and web marketing techniques that have a more direct relationship to the realization of revenues.

The remaining 30% of the 62% increase in operating costs during the current year is the result of $218,000 in bad debts, resulting from allowances for uncollectable amounts. $163,100 results from the US actors strike which occurred during the current fiscal year, while the remaining $54,900 relates to the amount receivable from Columbus as discussed earlier.

OTHER INCOME

Other sources of income earned during the year consist of interest earned on long-term investments that are collateral to secure contingent future revenues that may be realized under terms of agreements entered into in prior fiscal periods (see Financial Statements - Notes 5 and 10). We also received a non-refundable government grant of $11,000 during the current year.

LIQUIDITY FROM CAPITAL RESERVES

Long-term investments are held as collateral security under agreements (see Financial Statements Notes 5 and 10) and are not money available for use in current operations, nor are they expected to be available during the course of Fiscal 2001.

CASH FLOW AND WORKING CAPITAL

Accounts Payable and Accruals reported as at August 31, 2000 ($296,000) includes $119,000 of accrued distribution and exclusivity payments under the Territory Sales agreements referred to above. The $119,000 would subsequently be paid from interest portions of long-term investments that will come due approximately December 10, 2000 to December 31, 2000.

Reported cash and cash equivalents of ($21,000) is not sufficient to meet current demands on cash represented by $296,000 of Accounts Payable and Accruals (a $317,000 deficiency).

We financed our fourth quarter of operations by way of revenue receipt (e.g. part collection of the $510,000 of accounts receivable on third quarter filing) and new revenue generation, as well as an unsecured loan of a major shareholder of ONPS ($249,000). Certain of our major shareholders are committed to providing continuing deposits to ONPS, as a part of meeting our cash flow needs from time to time.

We require an increase in revenue realization as well as investment inflows in order to provide for working capital requirements during Fiscal 2001.

Prior to and subsequent to the date of this filing, and in regard to further investment in OnLine (excluding international license and other agreements set out above and discussed as sources of revenue), ONPS has entertained proposals from a number of individuals and companies that vary in their collaborative intentions, impact on OnLine's business operations and having differing financial benefits.

Proposals involving the further issuance of ONPS shares have been received by management and not proceeded upon due to their dilution affects on current investors and our preference to provide for the investment contributions by means of value added reorganization arrangements. However, we are prepared to cover cash flow requirements by way of accepting proposals involving the further issuance of treasury stock if circumstances necessitate.

We considered OnLine's competitors as a possible source of collaborative investment opportunities. We acknowledge a company to be in the same or similar field of operation if it has an appropriate combination of technical ability, business approach, financial management, and financial strength that would be complementary to OnLine or add value for ONPS investors. The best competitor candidate was selected based primarily on the appearance of financial strength. After lengthy due diligence, negotiations were discontinued. ONPS concluded that competitive retail marketing approaches currently involve unjustifiably high cash expenditure requirements with lower sales and thus less potential profit when compared to OnLine's current services to industry approach. A competitor that offers a reasonable basis for investment collaboration has not been identified.

ONPS has, subsequent to its fiscal 2000 year end, concentrated on developing reorganization structures that affectively bring in both finance and expanded business operations in order to accomplish value added for its current customer base and investors.

A proposal has been provided an exclusive by us to proceed through negotiations up to February 28, 2001. The proposal involves expansion that is; a collaboration with complementary industry leaders in other entertainment based operations, an inclusion of our "Casting Workbook" and related industry software into a broader field of use, and commitment of $1,000,000 annual operating finance to our wholly owned subsidiary, OnLine. Related to our granting of this exclusive negotiation, up to $300,000 would be received by us during the negotiations until closing. We are confident that the reorganization represented by this proposal can be completed and all terms negotiated.

In addition, we at ONPS are renewing our business presentations, and increasing our contacts of potential financial partners, on the premise of accessing further financing for our wholly owned subsidiary, OnLine, as may be warranted by newly developed technology and thus value added operations. This is being done subject to and still respecting the negotiations exclusivity arrangement discussed above.

Item 7. Financial Statements

Rains & Associates, LLC
Certified Public Accountants

Independent Auditor's Report


Board of Directors and Stockholders
Online Production Services, Inc.

We have audited the accompanying balance sheets of Online Production Services, Inc. as of August 31, 2000 and 1999, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Production Services, Inc. as of August 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Rains & Associates, LLC

December 13, 2000

                        OnLine Production Services, Inc.
                           Consolidated Balance Sheet
                            August 31, 2000 and 1999

                        Amounts in 1,000's of Dollars US

                                               ASSETS
                                                                                    2000               1999
Current Assets
        Cash and Cash Equivalents                                                $    --            $   514
        Accounts Receivable - Note 3                                                 250                 64
        Current Portion of Deferred Taxes - Note 6                                    --                  4
        Accrued Interest - Note 5                                                    119                 39
        Total Current Assets                                                         369                621

Property, Plant and Equipment Net of Depreciation - Note 4                           172                184

Other Assets
        Net Investments - Note 5                                                      22                 35
        Intangible Assets-Net of Amortization - Note 10(d))                          153                305
        Other - Note 6                                                                 2                  2
        Total Other Assets                                                           177                342
Total Assets                                                                     $   718            $ 1,147


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Bank Overdraft                                                           $    21            $    --
        Accounts Payable and Accrued Liabilities - Note 8                            296                169
        Bank Operating Loan - Note 7                                                  64                 30
        Note Payable - Note 18                                                        72                 --
        Management Fees Payable to Related Parties - Note 16                         140                 --
        Current Portion of Mortgage Payable                                            1                  1
        Total Current Liabilities                                                    593                200

Mortgage Payable - Note 9                                                             75                 75

Other Liabilities
        Loan Payable - Shareholders - Note 19                                        249                 --
        Total Other Liabilities                                                      249                 --

Stockholders' Equity - Note 11
Capital Stock
        Class A Common Stock, $0.001 par, 100,000,000 shares authorized,
             9,626,640 issued                                                          6                  7
        Preference Shares, 10,000,000 shares authorized
             3,673,292 issued                                                          2                  2
                Total Capital Stock                                                    9                  9
Additional Paid in Capital
        Issued price in excess of par value - Class A                              1,318              1,318
        Issued price in excess of par value - Preference Shares                      180                180
                Total Paid In Capital                                              1,498              1,498
        Accumulated Deficit                                                       (2,026)              (943)
        Accumulated Other Comprehensive Income                                       320                308
        Total Stockholders' Equity                                                  (200)               872
Total Liabilities and Stockholders' Equity                                       $   718            $ 1,147

                 See Accompanying Notes to Financial Statements

                        OnLine Production Services, Inc.
             Consolidated Statement of Loss and Accumulated Deficit
                      Years Ended August 31, 2000 and 1999

                          Amounts in 1,000's dollars US

                                                       2000                       1999
Revenue
        Sales                                      $    808                   $    229
        Territory Sales                                  --                        655
        Other                                            11                         74
        Total Revenue                              $    820                   $    958
Cost of Sales                                         1,055                        920
Gross Profit                                           (235)                        38
General & Administrative Expenses                     1,153                        713
        Depreciation/Amortization                       189                        195
Loss From Operations                                 (1,577)                      (870)
Other Income/Expense
        Interest Income -Notes 5 & 13                   499                        388
        Loss on Asset Disposition                        (1)                        --
Loss Before Taxes                                    (1,079)                      (482)
        Deferred Taxes                                   (5)                         1
Net Loss Applicable to Common Stock                $ (1,083)                  $   (481)

Weighted Average Shares - Common Stock               10,061                     10,170

Loss Per Share of Common Stock                     $  (0.11)                  $  (0.05)

Statement of Accumulated Deficit
        Balance - Beginning of Year                $   (943)                  $   (462)
        Net Loss for Year                            (1,083)                      (481)
        Balance  - End of Year                     $ (2,026)                  $   (943)


                 See Accompanying Notes to Financial Statements

                        OnLine Production Services, Inc.
                      Consolidated Statement of Cash Flows
                      Years Ended August 31, 2000 and 1999


                        Amounts in 1,000's of Dollars US


                                                                   2000     1999
                                                                   ----     ----
OPERATING ACTIVITIES
Cash Used In Operations:
Net Loss                                                        $(1,083)   $(481)
Add (deduct) charges to items not involving cash:
Expense settled for shares                                           --       27
Prior Period Adjustment                                              --      (10)
Loss on Asset Disposition                                             1       --
Amortization                                                        189      195
Bond Discount Amortization Included In Interest Revenue             (21)      --
Deferred Taxes                                                        5       (1)
                                                                $  (910)   $(270)

Non-cash working capital items:
Accounts Receivable                                                (267)     (64)
Current Portion of Deferred Taxes                                     4       (1)
Accounts Payable & Accruals                                         127       82
                                                                $(1,046)   $(253)

FINANCING ACTIVITIES

Change in Bank Operating Loan                                   $    34    $  30
Related Party Loans                                                 389      (17)
Capital Stock Issuances                                              (1)       5
Additional Paid In Capital                                            0      654
Note Payable                                                         72     (200)
Increase in Long Term Debt                                           (0)       3
Reduction in Openning Long Term Debt                                 --       (1)
                                                                $   494    $ 474

INVESTING ACTIVITIES
Decrease (Increase) in Long Term Investments before discounts        34      (15)
Proceeds of Ppty, Plant & Equip Sales                                 3       16
Capital Asset Purchases                                             (32)     (77)
                                                                $     5    $ (76)

Translation Adjustment                                          $    12    $ 318
Change In Cash                                                  $  (535)   $ 463
Cash, start of year                                                 514       51
Cash, end of year                                               $   (21)   $ 514


SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:

Accrued Wages Settled for Shares                                $    --    $  27
Reduction in Debt to Columbus Software through share issuance        --      250
                                                                $    --    $ 277

                 See Accompanying Notes to Financial Statements

                        OnLine Production Services, Inc.
                            Consolidated Statement of
                                Changes in Equity
                           Year Ended August 31, 2000

                         Amounts in 1,000's dollars US

                                                                                                        Accumulated
                                                                                                            Other
                                                                       Comprehensive      Retained      Comprehensive
                                                          Total             Income        Earnings          Income

Beginning Balance                                       $   872                           $  (943)         $   308

Comprehensive Income
   Net Income (Loss)                                     (1,083)          (1,083)          (1,083)              --
   Prior period adjustment                                   --               --               --               --
   Other comprehesive income:                                --               --
     Foreign currency translation adjustments                12               12               --               12
Total Comprehensive Income                                                (1,071)              --               --
Common Stock Redemption                                      (1)                               --               --
Preference Shares Issued                                     --                                --               --
Paid In Capital                                              --                                --               --
                                                        $  (200)                          $(2,026)         $   320

                 See Accompanying Notes to Financial Statements

                        OnLine Production Services, Inc.
                 Notes to the Consolidated Financial Statements
                                 August 31, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OnLine Production Services Inc. is a Nevada corporation, which invests in, represents, promotes, and delivers the products and services of its wholly owned Canadian subsidiary, OnLine Film Services, Inc. which is an internet based, e-commerce, business to business services provider of software and computer systems solutions to entertainment industry professionals.

(a)  Foreign currency translation

All balances relating to On-Line Film Services Inc. (Canadian subsidiary) have been converted to United States dollars using the current rate method of currency conversion. The use of this method resulted in a cumulative translation adjustment gain of $320 000 at the current balance sheet date and $308 000 gain at the prior year balance sheet date.

(b)  Investments

Investments are held to maturity investments and are recorded at their amortized cost at the balance sheet date. These investments are strictly interest bearing deposits in the form of savings bonds and guaranteed interest certificates at the current and prior balance sheet dates. Investments are shown net of collateral claims against these investments. (Note 5)

Subsidiaries are consolidated in these financial statements (Note 2).

(c)  Deferred Corporate Taxes

Deferred corporate taxes arise due to temporary timing differences arising from depreciation rates used for financial statement purposes and the depreciation rates prescribed for taxation purposes. Deferred taxes are divided into a current portion, which is expected to be utilized within one fiscal year and a non-current portion, which is expected to be utilized in a future period in excess of one fiscal year. (See note 6)

(d)  Revenue Recognition Policy

Sales (excludes Mailcard and Casting Software rights) revenue is recognized when realized. Realization occurs when the earning process is complete, or virtually complete and revenue is evidenced by the existence of an exchange transaction which provides significant certainty as to the ultimate collectibility of the revenue amount. This policy applies to all fee and general revenue but does not apply to the realization of Mailcard and Casting Software rights sales. There were no Mailcard or Casting software rights sales in the current fiscal year.

Revenue relating to Casting Workbook fees is generated strictly from actors and entertainers who wish to advertise on the system, at which time the fee (non refundable) is invoiced for the next twelve month period. Once invoiced, the invoiced amount is recorded as fee revenue.

The company also uses a digital watermarking system to protect its digitally created images against unauthorized resale. In the event that an unauthorized distribution of an image containing this watermark is found, the company may charge a fee for the use of this image. In this scenario, collection of the fee charged is very uncertain. As such, any revenue generated through charges for unauthorized distribution of company images will be realized when collected. At the balance sheet date, there has been no charges or collections relating to unauthorized distribution of company images.

Mailcard and Casting Software rights revenue is recognized on the collection method. The ultimate collection of agreed amounts relating to the Mailcard and Casting Software rights is contingent on future sales of the software by the company. This contingency creates a significant degree of uncertainty surrounding the ultimate collection of this contingent revenue, which is based on the service of selling the software over a ten year period. As such, revenue is only recognized at such time as the funds are released to, the company. In the current and prior year, none of these collateral funds have been released at to the audit date. (See note 10 )

(e)  Cash and cash equivalents

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

(g)  Reorganization and reverse acquisition

The company, in fiscal year 1999, completed a reorganization and reverse merger. At the time of the merger, neither OnLine Production Services Inc., or its predecessor Earth Industries Inc. , had any financial activity. With the exception of the stock of Earth Industries, which had a book value of $0 at the time of the merger, the only entity with activity was On-Line Film Services, Inc., which became the operating subsidiary company as a result of the merger.

2.   CONSOLIDATED FINANCIAL STATEMENTS

These financial statements show the consolidated results of operations for OnLine Production Services Inc. and its wholly owned Canadian subsidiary On-Line Film Services Inc.

3.   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following
(in 1,000's of Dollars US)
                                                             August 31

                                                         2000       1999

Trade Accoutns Receivable                                414         48
Other Accounts Receivable                                 56         18
                                                         470         66
Less: Allowance for Doubtful Accounts                    219          2
Accounts Receivable, Net                                 250         64

The company's trade accounts primarily represent unsecured receivable which are geographically disbursed throughout Canada and the United States. The increase in trade accounts is primarily due to the launch at the end of the preceding fiscal year of the Casting Workbook in the United States.

The company has reserved a substantial portion of the United States trade accounts because of problems that the company has had collecting these accounts due to the actors strike which lasted most of the current year. The strike ended in October 2000 and the company has implemented methods to collect these accounts. See Note 20.


4.   PROPERTY, PLANT AND EQUIPMENT

                              Asset     Accum.                 Depreciation
     Description              Amount    Deprec.       Net      Method

     Office Furn & Fixtures   $   20    $    7      $   13     20% Declining Balance
     Computer Software            13        13         nil    100% Declining Balance
     Computer Equipment          155        90          65     30% Declining Balance
     Building                    112        18          94      4% Declining Balance
                                                    $  172

5.   NET INVESTMENTS

Net investments includes three separate savings bonds held in trust as follows:

The first bond is a British Columbia Savings Bonds in a principal amount of $2,910,606 with an unamortized bond premium of $1,019 to be amortized over the remaining seven year period of the bonds. Accrued interest of $38,800 was unpaid at the balance sheet date. These bonds earn interest at 6% per annum (effective interest rate of 5.992%) paid semi-annually and are locked in to June 9, 2008. The accrued interest amount is calculated based on 6% of the principal for an accrual period of 82 days. The last interest payment date was June 10, 2000. The next interest payment date is expected on or around December 9, 2000. These bonds are held in trust by the Canadian Imperial Bank of Commerce for the benefit of the Mailcard rights purchasers (not controlled by company) and serve as registered collateral on the Mailcard contingent sales agreement dated September 17 1997. The amount of the collateral claim registered against these bonds is $2,910,606 which is locked in until June 9, 2008. All of the interest earned on this bond during the current fiscal year ($175 000), included in interest income line on the consolidated statement of loss and accumulated deficit, was used to fund the minimum required Mailcard software purchase guarantee for the year. Premium amortization of $146 relating to this bond is included in Interest expense for the current year. (See notes 10 & 13).

The net investment relating to this collateralized bond included in investments on the balance sheet is as follows:

        Bond and related unamortized premium                   $ 2,911,625
        Collateralized portion (write of setoff exists)         (2,910,606)
        Net included in investments                            $     1,019

The second bond is a Manitoba Savings Bond (Previously a Canadian Imperial Bank of Commerce weekly guaranteed interest certiificate) in a principal amount of $2,655,978 with an unamortized year end discount of $131,170 to be amortized over the remaining six years to bond maturity. Accrued interest of $33,764 was unpaid at the balance sheet date. The bonds earn interest at 5.10% per annum (effective interest rate 5.41%) paid semi-annually and are locked in until December 1, 2006. The accrued interest amount is calculated at 5.10% of the principal for an accrual period of 91 days. The last interest payment was on June 1, 2000. The next interest payment is expected to be on or around December 1, 2000. These bonds are held in trust These bonds are held in trust by the Canadian Imperial Bank of Commerce-Wood Gundy for the benefit of the Casting Workbook rights purchasers (not controlled by company) and serve as registered collateral relating to the Casting Workbook software contingent sale agreement dated December 31, 1997. The amount of the collateral claim registered against these bonds is $2,502,931 which is locked in until December 31, 2007. All of the interest earned on this bond during the current fiscal year ($102,028) plus interest earned on the prior GIC to the date of conversion ($26,342), included in interest income line on the consolidated statement of loss and accumulated deficit, was used to fund the required casting workbook exclusivity payments relating to the Casting Workbook software purchase guarantee for the year. Discount amortization of $22,000 relating to this bond is included in Interest revenue for the current year. (See notes 10 & 13).

The net investment relating to this collateralized bond included in investments on the balance sheet is as follows:

        Bond and related unamortized discount                  $ 2,524,808
        Collateralized portion (write of setoff exists)         (2,502,931)
        Net included in investments                            $    21,877

The third bond is a British Columbia Savings Bond (Previously a Canadian Imperial Bank of Commerce weekly guaranteed interest certiificate ) in a principal amount of $2,938,371 with an unamortized year end premium of $5,500 to be amortized over the remaining nine years to bond maturity. Accrued interest of $45,812 was unpaid at the balance sheet date. The bonds earn interest at 6.25% per annum (effective interest rate 6.24%) paid semi-annually and are locked in until December 1, 2009. The accrued interest amount is calculated at 6.25% of the principal for an accrual period of 91 days. The last interest payment was on June 1, 2000. The next interest payment is expected to be on or around December 1, 2000. These bonds are held in trust by the Canadian Imperial Bank of Commerce-Wood Gundy for the benefit of the Casting Workbook rights purchasers (not controlled by company) and serve as registered collateral relating to the Casting Workbook software contingent sale agreement dated December 31, 1998. The amount of the collateral claim registered against these bonds is $2,944,483 which is locked in until December 31, 2008. All of the interest earned on this bond during the current fiscal year ($138,328) plus interest earned on the prior GIC to the date of conversion ($33,556), included in interest income line on the consolidated statement of loss and accumulated deficit, was used to fund the required casting workbook exclusivity payments relating to the Casting Workbook software purchase guarantee for the year. Premium amortization of $611 relating to this bond is included in Interest expense for the current year. (See notes 10 & 13).

The net investment relating to this collateralized bond included in investments on the balance sheet is as follows:

        Bond and related unamortized discount                  $ 2,943,872
        Collateralized portion (write of setoff exists)         (2,944,483)
        Net reduction in investments                           $      (611)

The accrued interest balance shown on the balance sheet relates to the above investments as follows: ( in 1,000's of Dollars US)

                                                               2000    1999

Interest accrued on Mailcard security held in trust            $ 39    $ 39
Interest accrued on Casting Workbook security held in trust    $ 80      --
                                                               $119    $ 39

The above investments are considered to be held to maturity debt investments where the principal will be fully recovered and applied against the contingent revenue amounts specified above. The investments above are held in trust, with the company having no control over the investments. As a right of setoff exists between the Bond investments and the collateralized contingent revenue to the same individuals who provided the funding for the bonds, these amounts have been offset on the balance sheet to more clearly present the company's net investment asset position.

In the current fiscal year, contingent revenue which is secured by investments held in trust have been offset against the related investments used as security. The investments are now in trust for the providers of the contingent revenue funds, leaving the company with no likely future economic benefit or future cash flow from these investments (all interest earned on the investments is paid directly to the secured parties). As there is a right to setoff relating to the contingent revenue and collateral investments held in trust, these amounts have been offset, with the net amount included in investments on the balance sheet. The prior period comparative figures have been restated to conform with current year presentation. This reclassification has resulted in a reduction in the prior year net investments by $8,358,019 and a removal of the prior year contingent revenue balance, which was previously $8,358,019. This adjustment has no impact on the statement of loss and deficit for the company in the current or prior year.


6.   DEFERRED TAXES - NON CURRENT

                                                           2000        1999

        Total deferred corporate taxes                  $ 9,058      $ 4,677
        Allowance due to lack of realization certainty   (9,058)          --
        Less: Current Portion                                --       (3,934)
        Non current portion                             $   Nil      $   743 included in "Other Assets"

In the current year, it has been determined that virtual certainty of realizing any future deferred tax benefit is not supported based on historical results, therefore an allowance for the potential of not realizing this future benefit has been setup as shown above.

7.   BANK OPERATING LOAN

The company has available a $75,000 operating line of credit with the Royal Bank in Vancouver, British Columbia. The operating line of credit bears interest at the rate of Royal Bank prime plus 1.75% per annum., secured by a primary claim to specified operating assets of the company, as well as personal guarantees by two of the company directors. At the balance sheet date, the company has used $64,000 of this available operating line of credit. (See Note 20)


8.   ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Included in accounts payable and accruals is accrued distribution and exclusivity fees of $119,000 relating to the Mailcard and Casting Workbook contractual agreements . The remaining amount relates to trade payables and operating accruals (Note 13). The breakdown of accounts payable and accruals shown on the balance sheet is as follows: (In 1,000's of dollars US)

                                                2000       1999

Trade Payables                                 $ 191      $ 114
Payroll Deductions                                27          6
Net Sales Taxes Payable (Recoverable)            (41)       (25)
Distribution and exclusivity fees                119         74
                                               $ 296      $ 169


9.   MORTGAGE PAYABLE

Mortgage payable consists of the following:

Mortgage payable to Vancity Credit Union bearing interest at 8.75% per annum with monthly payments of $632 (Renewal May 2001) Secured by real estate (office) at 208-2323 Boundary Road, Vancouver, British Columbia. The balance at August 31, 2000 is $76,000. The company expensed $6 500 in interest relating to this loan in the current year ($6 500 in prior year).

Future principal payments are:

Fiscal Year     Principal

2001            $    744
2002            $    812
2003            $    885
2004            $    966
2005            $  1,065
Thereafter      $ 71,528


10.  CONTINGENCIES

(a) In the 1998 fiscal year, the company entered into a contingent sale agreement for the sale of Mailcard software territory rights to unrelated third parties. The company received and realized $523,000 in revenue as well as $2,910,606 in funds which are secured by the purchasing party as collateral against the purchasers portion of the projected minimum sales guaranteed by the company over a ten year period (See note 5). If the 3.2 million minimum sales units over the ten year period is met by the company, it shall receive the collateral funds as income at a rate of approx. 97% of the gross sales amount for the units sold in excess of 3.2 million units. Once all of the collateral funds have been released and realized as income by the company, it will earn 100% of the Mailcard sales revenue less a perpetual fee of 3% - 5% of gross revenue (depending on unit sale price) to the software rights purchasers. In the event that the projected minimum sales over the ten year period is not met, the company must make up this shortfall from the collateral funds and/or revenue generated by the $2,910,606 held as collateral. To date, the company has not made the minimum sales requirement and has funded the annual purchase guarantee entirely from interest generated from collateral funds, this trend is expected to continue until the end of the term.

The amount of future revenue relating to this contingency agreement is not determinable until its ten year expiration date or until such time as the minimum required sales level is met. As a result, revenue is realized on the collection method, whereby deferred revenue is realized as income when funds are released from collateral. At the balance sheet date, the cumulative minimum sales has not yet been obtained, resulting in $2,910,606 included in unrealized contingent revenue relating to this agreement at the balance sheet date. This trend shows no current signs of improving. This unrealized revenue amount has been offset against the collateral investment held in trust against this contingent revenue unrealized (see note 5).

The collateral funds are registered and are not accessible by the company until such time as these funds (or portion thereof) are released by the secured parties (None of these funds have been released to date). The term ending date is December 28, 2007. The contingent (deferred) revenue amount above is secured by a claim against the ten year BC Savings bonds held in trust for the company.

(b) In the 1998 fiscal year, the company also entered into a contingent sale agreement for the Casting Workbook software territories rights to unrelated third parties. The company received and realized $587,000 in revenue as well as $2,503,000 in funds which are secured by the purchasing party as collateral against the purchasers portion of minimum projected revenue of approximately $5.895 million provided by the company over a ten year period (See note 5). If the minimum casting revenue over the ten year period is met by the company, it shall receive the collateral funds as income at a rate of approx. 97% of the gross revenue amount for aggregate revenue generated in excess of the approx. $5.895 million. Once all of the collateral funds have been released and realized as income by the Company, the Company shall earn 100% of the Casting software sales revenue less a perpetual fee of 3% to 5% of gross revenue (depending on sales price) to the software rights purchasers. In the event that the projected minimum revenue over the ten year period is not met, the company must make up purchasers portion of these shortfall from the collateral funds held as contingent revenue.

The amount of future revenue, should it occur, relating to this contingency agreement is not determinable until its ten year expiration date or until such time as the minimum required revenue level is met. As a result, revenue is realized on the collection method, whereby deferred revenue is realized as income when funds are released from collateral. At the balance sheet date, the cumulative minimum has not yet been obtained, resulting in $2,503,000 remaining in unrealized contingent revenue relating to this agreement at the balance sheet date. To date, none of the funds held in trust have been released to the company.

The collateral funds are registered funds held in trust and are not able to be used by the company until such time as these funds (or portion thereof) are released by the secured parties (none of these funds have been released to date). The term ending date is December 31, 2007. These collateral funds are in the form of Manitoba Saving Bonds held in trust. The amount of the secured contingent revenue has been offset against its related investment collateral asset on the balance sheet. (See note 5)

(c) In the 1999 fiscal year, the company also entered into a contingent sale agreement for additional Casting Workbook software territories rights to unrelated third parties. The company received and realized $655,000 in revenue as well as $2,944,000 in funds which are secured by the purchasing party as collateral against the purchaser's portion of the minimum projected revenue amount of approximately $6.9 million provided by the company over a ten year period (See note 5). If the minimum casting revenue over the ten year period is met by the company, it shall receive the collateral funds as income at a rate of approx. 97% of the gross revenue amount for aggregate revenue generated in excess of the approx. $6.9 million. Once all of the collateral funds have been released and realized as income by the Company, the Company shall earn 100% of the Casting software sales revenue less a perpetual fee of 3% to 5% of gross revenue (depending on sales price) to the software rights purchasers. In the event that the projected minimum revenue over the ten year period is not met, the company must make up the purchaser's portion of the shortfall from the collateral funds held in trust as security against this contingent revenue.

The amount of future revenue, should it occur, relating to this contingency agreement is not determinable until its ten year expiration date or until such time as the minimum required revenue level is met. As a result, revenue is realized on the collection method, whereby deferred revenue is realized as income when funds are released from collateral. At the balance sheet date, the cumulative minimum has not yet been obtained, resulting in $2,944,000 remaining as unrealized contingent revenue relating to this agreement at the balance sheet date. To date, none of the funds held in trust have been released to the company.

The collateral funds are registered funds held in trust and are not able to be used by the company until such time as these funds (or portion thereof) are released by the secured parties (None of these funds have been released to date). The term ending date is December 31, 2008. These collateral funds are in the form of British Columbia Savings Bonds. The amount of the contingent revenue has been offset against its related investment asset on the balance sheet. (See note 5).

(d) In the 1998 fiscal year, the company purchased the rights to software for use in the production of commercials. The agreement gives the company the right to the sale of commercial production service worldwide. The total purchase price was $3,950,000 . The payment of the purchase price consists of two payments of $100,000 (paid), the issuance of 250,000 common shares at a value of $1 per share (issued) and the issuance of a note payable of $ 3,500,000. In the 1999 fiscal year, the company expended an additional $8,000 relating to this agreement. The agreement was with Columbus Software Inc. The note payable is due only if the company achieves specified sales objectives on or before August 31, 2008.

Due to the contingent nature of the note payable, the purchase price attributable to the note amount of $3,500,000 is not presented in the financial statements. Instead, the amount of the purchase price actually expended of $450 000 and the additional $8,000 cost is classified as an other asset and will be amortized over the estimated useful life of three years. This resulted in a charge for amortization of $152,667 in the current fiscal year, leaving $152,667 unamortized at the balance sheet date. The remaining purchase price of $3,500,000 will be recognized dollar for dollar against revenues generated by this service. The agreement also calls for a percentage of gross revenues to be paid to Columbus Software, Inc., on revenues generated over and above the purchase price. To date, there has been no revenue generated to the company related to this purchase agreement.


11.  STOCKHOLDERS' EQUITY

Statement of Changes in Stockholders' Equity (Including Accumulated Deficit Statement)

                                          Class A Common           Preference Shares        Paid In
                                       Shares        Amount      Shares         Amount      Capital           Deficit
Balance 8/31/99                        10,480,614    $  7,041    3,673,292       2,439      $ 1,497,399      ($943,070)
Shares Cancelled                         (853,974)       (396)                                      396
Comprehensive Income                                                                                        (1,070,775)
                                       ----------    --------    ---------    --------      -----------    -----------
Balance 8/31/00                         9,626,640    $  6,645    3,673,292    $  2,439      $ 1,497,795    ($2,013,845)
Current Year Currency Adjustment                                                                               (12,000)
Accumulated Deficit 8/31/00                                                                                ($2,025,845)

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


12.  LEASE OBLIGATIONS

The company has the following estimated future lease obligations based on current and projected lease agreements.

     DESCRIPTION                        2001            2002            2003            2004            2005

     Computer & Office Equip          60,000          63,000          66,000          68,000          70,000
     Vancouver Office Lease           10,000          10,500          11,000          11,500          12,000
     Toronto Office Lease             11,000          11,500          12,000          12,500          13,000
     LA Office Lease                  59,000          60,000          61,000          62,000          63,000
     TOTALS                          140,000         145,000         150,000         154,000         158,000

In the current year computer and office equipment leases totaled $59 000 (1999 $48 000). Aggregate office rent totaled $ 64,000 (1999 $24,000).

13.  OTHER CONTINGENT LIABILITIES

(a)The company is obligated purchase a minimum of approximately $175 000 per calendar year of Mailcard software for purposes of distribution on behalf of the software vendors. This obligation remains in effect until at least December 28, 2007, at which time, the agreement may be terminated or renewed, depending on circumstances at that time. The company is also required to purchase an additional 2 560 000 copies at an estimated price of approximately $4 per copy of the Mailcard Software on or before December 28, 2007. Included in accounts payable and accruals is an accrual of $39 000 representing the portion of the obligation payable but not yet due or paid at the balance sheet date. This amount was based on the interest accrued on the collateralized BC Savings Bonds Investment (Note 5) which is to be paid directly to the collateralized party to cover the guaranteed purchase amount. This amount is paid semi-annually on or around June 10 and December 9 of each calendar year. For the fiscal year ended August 31, 2000, the company has paid $136 000 from interest generated by the collateral amount with $39,000 remaining to be paid at the balance sheet date, to be paid from the interest accrued on the collateral bonds.

(b)The company is also obligated to pay minimum exclusivity fees, which is the interest earned on the Manitoba and British Columbia Savings Bonds (Prevously CIBC weekly GICs, which were converted to bonds during year) (note 5), per calendar year for the right to provide management services related to the Casting Workbook. This minimum obligations remains in effect until December 28, 2007 and 2008 (note 10), at which time, the agreements may be terminated or renewed, depending on the circumstances at that time. Included in accounts payable and accrued liabilities is an accrual of approximately $80,000, which is the interest earned on the collateralized Manitoba and British Columbia Savings Bonds (Note 5) relating to this agreement from June 1, 2000 to August 31, 2000, which has not yet been paid to the Casting Workbook purchasers. For the fiscal year ended August 31, 2000, the company has paid $220,000 from interest generated by the collateral amount and has accrued an additional $80,000, as discussed above, at the balance sheet date to be paid from interest accrued on the collateral bonds.

In the event that sales are not sufficient to meet the minimum requirements in a & b above, any shortfall will be covered by interest generated by the security held in trust. See above.

14.  INCOME TAXES

The company has approximate income tax losses in the Canadian subsidiary which may in certain circumstances be applied against taxable income of the Canadian subsidiary in future years to reduce taxes otherwise payable as follows:

   Year of Expiry          Amount of Loss

        2002                  10,000
        2003                  87,000
        2004                 138,000
        2005                  82,000
        2006                 120,000
        2007               1,050,000

                          $1,487,000

The estimated net operating loss resulting from the operations of the American parent company total approximately $33 000 ($180,000 in 1999) which may in certain circumstances be applied against taxable income of the parent company in future years. These loss carryforwards expire in 2020 and 2019 respectively.

15. DEVELOPMENT COSTS

Expenditures relating to Casting Workbook enhancements and refinements are expensed in the period in which they are incurred. These costs consist primarily OF personnel related costs for programming work to maintain and improve the existing Casting Workbook software. These costs are not believed to have any alternative future uses, as such they are expensed as incurred and included in cost of sales as they relate to continuing subscription revenue.

Costs relating to development of Casting Workbook enhancements which are still in development at the balance sheet date, are considered to be unfinished enhancements to the Casting Workbook at the balance sheet date. As such, these development costs (primarily personnel related) are expensed in the period in which they are incurred. These enhancements are thought to be necessary to keep the Casting Workbook software useful in the current market. As such, these costs are included in cost of sales, as they relate to the continuing usefulness of the Casting Workbook and the related subscription revenue earned through the use of the Casting Workbook software.

16.  RELATED PARTY TRANSACTIONS

The company had the following related party transactions included in General & Administrative Expenses on the Consolidated Statement of Loss and Accumulated
Deficit:

                                      2000              1999

        Management Fees:        $   152,474         $  255,700

At the balance sheet date, the company has approximately $140,000 payable to companies controlled by or related to directors of the company for services provided relating to management contracts. During the current fiscal year $12,474 of the $152,474 was paid out to the related parties, with the remainder being payable as discussed above.


17.  ACCUMULATED OTHER COMPREHENSIVE INCOME

                                 Foreign                   Total Accumulated
                                Currency          Other      Comprehensive
                                   Items                          Income


Beginning balance                $  308                            $  308
Current Period change                12                                12
Ending balance                   $  320                            $  320


18.  NOTE PAYABLE

Payable to the Telus New Media and Broadcast Fund, located in British Columbia, Canada, which assists in funding new media projects in British Columbia. Principal amount of loan is $68,000. Loan bears interest at a rate of 6.75% per annum and is secured by assets of the company subordinated to the Royal Bank's claim relating to security for the operating line of credit (Note 7). At the balance sheet date, the note total includes accrued interest of $4,000. The loan principal was scheduled to be repaid as follows $34,000 on August 31, 2000 (unpaid at audit date), with the remaining $34,000 to be repaid at $3,400 per month from September 2000 through June 2000 These payments have yet to be paid at the audit date.


19.  LOAN PAYABLE - SHAREHOLDER

These are funds advanced to the company throughout the year to help the company meet its cash flow requirements. These funds are non interest bearing, with no fixed terms of repayment. (See Note 20)


20.  SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the following events have taken place:

a) The company has received $150,000 relating to a proposed reorganization of On-Line Film Services Inc. (Subsidiary) These funds are considered an advance on the future reorganization of the subsidiary. Negotiations are scheduled to continue until February 28, 2001. This re-organization relates to a collaboration to use the Casting Workbook and related software on a larger scale in the entertainment industry. It is also intended to provide the company with increased annual working capital for operations At the balance sheet date, due diligence and negotiations are still being completed.

b) The company has collected approximately $76,000 relating to August 31, 2000 year end accounts receivable up to November 30, 2000.

c) The company has received approximately $67,000 in loans from shareholders and related parties.

d) At the audit date, the company has reduced it bank operating loan payable by approximately $10,000 since the balance sheet date.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not changed accountants and we have had no disagreements with the findings of our accountants.

Item 9. Directors, Executive Officers, Promoters and Control Persons

     The directors, executive officers, promoters and control persons of the Company have not changed since the Company's plan of reorganization completed in March 1999 as such were disclosed in the Company's registration documents, and they are as follows:

AEROCK FOX

President & Chief Executive Officer, Director since March 1999

     Since December 1994 Mr. Fox, who is 53 years old, has served as President and director of Online. Prior thereto Mr. Fox founded and served (and continues to serve) as president of Fox Productions Inc., a privately owned production company. Mr. Fox's degrees in Education and Business at McGill University; he also received Masters Degree in Psychology while majoring in Business and Education at the University of British Columbia. Aerock Fox is married to Susan Fox.

TERRY ROYCROFT

Vice President Investor & Corporate Relations, Director since March 1999

     Since December 1994 Mr. Roycroft, who is 43 years old, has served as a Vice President and director of Online. Prior thereto Mr. Roycroft founded and served (and continues to serve) as president and director of Croft Entertainment Inc. a privately held company.

SUSAN FOX

Vice President of Marketing & Sales since March 1999

     Since December 1994, Mrs. Fox, who is 42 years old, has served as a Vice President of Online. Prior thereto she served as an executive producer of Fox Productions Inc. Mrs. Fox is Aerock Fox' wife. Mrs. Fox has four years of post secondary education that includes Arts and Literature from Douglas College, Business, Architectural design and Contract Law from BCIT and Fine Arts from Langara College. Susan Fox is married to Aerock Fox.

Item 10. Executive Compensation

The only executive compensation paid during the fiscal year was made in cash and cash deferred payments to the persons set out in Item 9 above and in the total of $152,474 (See also Note 16 to the Audited Financial Statements included herein).

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Class A Common Stock as of October 31, 1999, (1) each person who is known by the Company to own beneficially more than five percent (5%) of the Class A Common Stock; (2) each of the Company's directors and officers; and
(3) all of the Company's directors and officers as a group.

================================================================================
NAME AND ADDRESS OF BENEFICIAL OWNER                 NO. OF

                                                     VOTING

                                               SHARES BENEFICIALLY        %

                                                      OWNED
--------------------------------------------------------------------------------
Aerock Fox (President & Director)

2390 W. Queens Ave.

Vancouver, BC Canada V6V 2Y6                     2,488,316  (1)(3)       26%
--------------------------------------------------------------------------------
Terry Roycroft (Secretary-Treasurer & Director)

5120 Bessborough Drive

Burmaby BC Canada V5B 4N9                        1,834,976  (2)(4)       19%
--------------------------------------------------------------------------------
Susan Fox

2390 W. Queens Ave.

Vancouver, BC Canada V6V 2Y6                     2,488,316  (3)(1)       26%
--------------------------------------------------------------------------------
Sharon Fox

5120 Bessborough Drive

Burmaby BC Canada V5B 4N9                        1,834,976  (4)(2)       19%
--------------------------------------------------------------------------------
Kirt W. James

34861 Spinnaker

Dana point CA 92629                                527,026                5%
--------------------------------------------------------------------------------

All Officers & Directors as a Group (2 persons)  4,323,292               45%

================================================================================

(1) The 2,488,316 shares of Class A Common Stock beneficially owned by Mr. Fox consists of (i) 300,000 shares owned directly by his wife, Susan Fox, (ii) 1,967,516 shares of Class B Shares, owned directly by Mr. Fox, and (iii) 220,800 shares of Class B Shares owned by his wife, Susan Fox.

(2) The 1,834,976 shares of the Company's Class A Common Stock owned beneficially by Mr. Roycroft consists of (i) 350,000 shares of Class A Common Stock owned directly by Mr. Roycroft, (ii) 1,104,976 shares of Class B Shares owned directly by Mr. Roycroft and (iii) 380,000 shares of Class B Shares owned directly by his wife, Sharon Fox.

(3) The 2,488,316 shares of Class A Common Stock beneficially owned by Susan Fox, Mr. Fox's wife, consist of (i) 300,000 shares of Class A Common Stock owned directly by Mrs. Fox; (ii) 220,800 shares of Class B Shares owned directly by Mrs. Fox; and (iii) 1,967,516 shares of Class B Shares owned directly by Mrs. Fox's husband, Aerock Fox. Susan Fox and Sharon Fox are not related.

(4) The 1,834,976 shares of Class A Common Stock beneficially owned by Sharon Fox consist of (i) 350,000 shares owned directly by her husband Terry Roycroft; (ii) 380,000 shares of Class B Shares owned directly by Mrs. Fox; and (iii) 1,104,976 shares of Class B Shares owned directly by her husband, Terry Roycroft. Susan Fox and Sharon Fox are not related.


Item 12. Certain Relationships and Related Transactions

     None.

Item 13. Exhibits and Reports on Form 8-K

     None.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ONLINE PRODUCTION SERVICES, INC. Date: December 13, 2000



By: /s/ Aerock Fox, President