Form 10QSB
period 2000-11-30
ON LINE PRODUCTION SERVICES INC
filed 2001-01-11
CIK 1093061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

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

-------------------------------------------------------------------------------
         Securities registration pursuant to Section 12(g) of the Act:
     Common Stock, $0.001 Par Value                    OTC Bulletin Board
-------------------------------------------------------------------------------
                                (Title of Class)

                        OnLine Production Services, Inc.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED November 30, 2000


                                TABLE OF CONTENTS

                                     PART I


ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                     PART II

ITEM 3. LEGAL PROCEEDINGS
ITEM 4. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 5. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

           ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION


                        OnLine Production Services, Inc.
                           Consolidated Balance Sheet
                           November 30, 2000 and 1999
                                    Unaudited

Amounts in 1,000's of Dollars US

                                               ASSETS
                                                                              2000       1999
                                                                              ----       ----
Current Assets
Cash and Cash Equivalents                                                   $    --    $   196
         Accounts Receivable - Note 3                                           113         49
         Current Portion of Deferred Taxes - Note 6                              --          4
         Accrued Interest - Note 5                                              238         83
         Total Current Assets                                                   351        332

Property, Plant and Equipment Net of Depreciation - Note 4                      164        224

Other Assets
         Net Investments - Note 5                                                22         77
         Intangible Assets-Net of Amortization - Note 10(d))                    114        267
         Other - Note 6                                                           3          3
         Total Other Assets                                                     139        347
Total Assets                                                                $   654    $   903


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Bank Overdraft                                                     $    12    $    --
         Accounts Payable and Accrued Liabilities - Note 8                      435        379
         Bank Operating Loan - Note 7                                            60         --
         Note Payable - Note 18                                                  72         --
         Management Fees Payable to Related Parties - Note 16                   140         --
         Current Portion of Mortgage Payable                                      1          1
         Total Current Liabilities                                              720        380

Mortgage Payable - Note 9                                                        74         75

Other Liabilities
         Loans Payable - Shareholders - Note 19                                 387         --
         Total Other Liabilities                                                387         --

Stockholders' Equity - Note 11
Capital Stock
         Class A Common Stock, $0.001 par, 100,000,000 shares authorized,
              9,626,640 issued                                                    7          7
         Preference Shares, 10,000,000 shares authorized
              3,673,292 issued                                                    2          2
                  Total Capital Stock                                             9          9
Additional Paid in Capital
         Issued price in excess of par value - Class A                        1,318      1,318
         Issued price in excess of par value - Preference Shares                180        180
                  Total Paid In Capital                                       1,498      1,498
         Accumulated Deficit                                                 (2,378)    (1,285)
         Accumulated Other Comprehensive Income                                 344        226
         Total Stockholders' Equity                                            (527)       439
Total Liabilities and Stockholders' Equity                                  $   654    $   903


                 See Accompanying Notes to Financial Statements

                        OnLine Production Services, Inc.
             Consolidated Statement of Loss and Accumulated Deficit
                  Three Months Ended November 30, 2000 and 1999
                                    Unaudited

Amounts in 1,000's dollars US

                                                         2000            1999

Revenue
         Sales                                       $      122        $     49
         Other                                               --               4
         Total Revenue                               $      122        $     53
Cost of Sales                                               224             217
Gross Profit                                               (102)           (164)
General & Administrative Expenses                           326             272
         Depreciation/Amortization                           45              57
Loss From Operations                                       (473)           (493)
Other Income/Expense
         Interest Income -Notes 5 & 13                      121             151
Net Loss Applicable to Common Stock                  $     (352)       $   (342)

Weighted Average Shares - Common Stock                9,626,640          10,170

Loss Per Share of Common Stock                       $    (0.04)       $  (0.03)
(stated by 1,000's)

Statement of Accumulated Deficit
         Balance - Beginning of Year                 $   (2,026)       $   (943)
         Net Loss for the Quarter                          (352)           (342)
         Balance  - End of Quarter                   $   (2,378)       $ (1,285)



                 See Accompanying Notes to Financial Statements

                         OnLine Production Services, Inc.
                       Consolidated Statement of Cash Flows
                  Three Months Ended November 30, 2000 and 1999
                                    Unaudited

Amounts in 1,000's of Dollars US


                                                                  2000     1999
OPERATING ACTIVITIES

Cash Used In Operations:
Net Loss                                                         $(352)   $(342)
Add (deduct) charges to items not involving cash:
Amortization                                                        45       57
                                                                 $(307)   $(285)

Non-cash working capital items:
Accounts Receivable                                                 19       15
Accounts Payable & Accruals                                        139      166
                                                                 $(149)   $(104)

FINANCING ACTIVITIES

Change in Bank Operating Loan                                    $  (4)   $ (30)
Related Party Loans                                                138       --
                                                                 $ (15)   $ (30)

INVESTING ACTIVITIES
Decrease (Increase) in Long Term Investments before discounts       --      (42)
Capital Asset Purchases                                             --      (60)
                                                                 $  --    $(102)

Translation Adjustment                                           $  24    $ (82)
Change In Cash                                                   $   9    $(318)
Cash, start of year                                                (21)     514
Cash, end of Quarter                                             $ (12)   $ 196


SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:           $  --    $  --



                           See Accompanying Notes to Financial Statements

                        OnLine Production Services, Inc.
                            Consolidated Statement of
                                Changes in Equity
                      Three Months Ended November 30, 2000
                                    Unaudited

                         Amounts in 1,000's dollars US


                                                                                  Accumulated
                                                                                    Other
                                                    Comprehensive     Retained   Comprehensive
                                                   Total    Income    Earnings      Income
                                                   -----    ------    --------      ------

Beginning Balance                               $  (200)   $(2,026)   $   320

Comprehensive Income
   Net Income (Loss)                               (352)      (352)      (352)        --
   Prior period adjustment                           --         --         --         --
   Other comprehesive income:                        --         --
     Foreign currency translation adjustments        24         24         --         24
Total Comprehensive Income                         (328)        --         --
Preference Shares Issued                             --         --         --
Paid In Capital                                      --         --         --
                                                           $  (527)   $(2,378)   $   344


                 See Accompanying Notes to Financial Statements

                        OnLine Production Services, Inc.
                 Notes to the Consolidated Financial Statements
                                November 30, 2000


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

(a)  Unaudited Financial Statements - Opinion of Management

The November 30, 2000 and 1999 amounts included herein are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, the financial position, results of operations, cash flows and changes in shareholders' equity have been made.

(b)  Foreign currency translation

All balances relating to On-Line Film Services Inc. (Canadian subsidiary) have been converted to United States dollars using the current rate method of currency conversion. The use of this method resulted in a cumulative translation adjustment gain of $344 000 at the current balance sheet date and $226 000 gain at the prior period balance sheet date.

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

3.   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following
(in 1,000's of Dollars US)
                                             November 30

                                             2000   1999

Trade Accounts Receivable                     452     51
Other Accounts Receivable                      56      0
                                              508     51
Less: Allowance for Doubtful Accounts         395      2
Accounts Receivable, Net                      113     49

The company's trade accounts primarily represent unsecured receivable which are geographically disbursed throughout Canada and the United States. The increase in trade accounts is primarily due to the launch in the United States.

The company has reserved a substantial portion of the United States trade accounts because of problems that the company has had collecting these accounts due to the actors strike which lasted most of the current year. The strike ended in October 2000 and though the company has implemented methods to collect these accounts there is little probability of collection.

4.   PROPERTY, PLANT AND EQUIPMENT

                                  Asset     Accum.               Depreciation
         Description              Amount    Deprec.       Net    Method
         -----------              ------    -------       ---    ------
         Office Furn & Fixtures   $  20       $  8      $  12    20% Declining Balance
         Computer Software           13         13        nil   100% Declining Balance
         Computer Equipment         155         95         60    30% Declining Balance
         Building                   112         20         92     4% Declining Balance
                                                        $ 164

5.   NET INVESTMENTS

Net investments includes three separate savings bonds held in trust as follows:

The first bond is a British Columbia Savings Bonds in a principal amount of $2,910,606 with an unamortized bond premium of $1,019 to be amortized over the remaining seven year period of the bonds. Accrued interest of $81,500 was unpaid at the balance sheet date. These bonds earn interest at 6% per annum (effective interest rate of 5.992%) paid semi-annually and are locked in to June 9, 2008. The accrued interest amount is calculated based on 6% of the principal for an accrual period of 173 days. The last interest payment date was June 10, 2000. The next interest payment date is expected on or around December 9, 2000. These bonds are held in trust by the Canadian Imperial Bank of Commerce for the benefit of the Mailcard rights purchasers (not controlled by company) and serve as registered collateral on the Mailcard contingent sales agreement dated September 17 1997. The amount of the collateral claim registered against these bonds is $2,910,606 which is locked in until June 9, 2008. All of the interest earned on this bond during the current quarter($42 000), included in interest income line on the consolidated statement of loss and accumulated deficit, is used to fund the minimum required Mailcard software purchase guarantee for the quarter. (See notes 10 & 13).

The net investment relating to this collateralized bond included in investments on the balance sheet is as follows:

   Bond and related unamortized premium                   $2,911,625
   Collateralized portion (write of setoff exists)        (2,910,606)
   Net included in investments                            $    1,019

The second bond is a Manitoba Savings Bond (Previously a Canadian Imperial Bank of Commerce weekly guaranteed interest certiificate) in a principal amount of $2,655,978 with an unamortized quarter end discount of $131,170 to be amortized over the remaining six years to bond maturity. Accrued interest of $67 000 was unpaid at the balance sheet date. The bonds earn interest at 5.10% per annum (effective interest rate 5.41%) paid semi-annually and are locked in until December 1, 2006. The accrued interest amount is calculated at 5.10% of the principal for an accrual period of 182 days. The last interest payment was on June 1, 2000. The next interest payment is expected to be on or around December 1, 2000. These bonds are held in trust These bonds are held in trust by the Canadian Imperial Bank of Commerce-Wood Gundy for the benefit of the Casting Workbook rights purchasers (not controlled by company) and serve as registered collateral relating to the Casting Workbook software contingent sale agreement dated December 31, 1997. The amount of the collateral claim registered against these bonds is $2,502,931 which is locked in until December 31, 2007. All of the interest earned on this bond during the current quarter ($33,245) is included in interest income line on the consolidated statement of loss and accumulated deficit, is used to fund the required casting workbook exclusivity payments relating to the Casting Workbook software purchase guarantee for the period. (See notes 10 & 13).

The net investment relating to this collateralized bond included in investments on the balance sheet is as follows:

   Bond and related unamortized discount                  $2,524,808
   Collateralized portion (write of setoff exists)        (2,502,931)
   Net included in investments                            $   21,877

The third bond is a British Columbia Savings Bond (Previously a Canadian Imperial Bank of Commerce weekly guaranteed interest certiificate ) in a principal amount of $2,938,371 with an unamortized year end premium of $5,500 to be amortized over the remaining nine years to bond maturity. Accrued interest of $83,800 was unpaid at the balance sheet date. The bonds earn interest at 6.25% per annum (effective interest rate 6.24%) paid semi-annually and are locked in until December 1, 2009. The accrued interest amount is calculated at 6.25% of the principal for an accrual period of 182 days. The last interest payment was on June 1, 2000. The next interest payment is expected to be on or around December 1, 2000. These bonds are held in trust by the Canadian Imperial Bank of Commerce-Wood Gundy for the benefit of the Casting Workbook rights purchasers (not controlled by company) and serve as registered collateral relating to the Casting Workbook software contingent sale agreement dated December 31, 1998. The amount of the collateral claim registered against these bonds is $2,944,483 which is locked in until December 31, 2008. All of the interest earned on this bond during the current quarter ($45,000) is included in interest income line on the consolidated statement of loss and accumulated deficit, is used to fund the required casting workbook exclusivity payments relating to the Casting Workbook software purchase guarantee for the year. (See notes 10 & 13).

The net investment relating to this collateralized bond included in investments on the balance sheet is as follows:

   Bond and related unamortized discount                  $2,943,872
   Collateralized portion (write of setoff exists)        (2,944,483)
   Net reduction in investments                           $     (611)

The accrued interest balance shown on the balance sheet relates to the above investments as follows: ( in 1,000's of Dollars US)

                                                               2000    1999
                                                               ----    ----

Interest accrued on Mailcard security held in trust            $ 83    $ 83
Interest accrued on Casting Workbook security held in trust    $155       -
                                                               $238    $ 83

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

In the current quarter, contingent revenue which is secured by investments held in trust have been offset against the related investments used as security. The investments are now in trust for the providers of the contingent revenue funds, leaving the company with no likely future economic benefit or future cash flow from these investments (all interest earned on the investments is paid directly to the secured parties). As there is a right to setoff relating to the contingent revenue and collateral investments held in trust, these amounts have been offset, with the net amount included in investments on the balance sheet. The prior period comparative figures have been restated to conform with current year presentation. This reclassification has resulted in a reduction in the prior year net investments by $8,345,000 and a removal of the prior year contingent revenue balance, which was previously $8,268,000 This adjustment has no impact on the statement of loss and deficit for the company in the current or prior period.

6.   DEFERRED TAXES - NON CURRENT 2000 1999



   Total deferred corporate taxes                       $9,058     $4,677
   Allowance due to lack of realization certainty       (9,058)        --
   Less: Current Portion                                    --      (3,934)
   Non current portion                                    $Nil      $  743 included in "Other Assets"

In the prior year, it had been determined that virtual certainty of realizing any future deferred tax benefit is not supported based on historical results, therefore an allowance for the potential of not realizing this future benefit has been setup as shown above.

7.   BANK OPERATING LOAN

The company has available a $40,000 operating line of credit with the Royal Bank in Vancouver, British Columbia. The operating line of credit bears interest at the rate of Royal Bank prime plus 1.75% per annum., secured by a primary claim to specified operating assets of the company, as well as personal guarantees by two of the company directors. At the balance sheet date, the company has used $40,000 of this available operating line of credit. In addition the Company has a $20,000 loan outstanding with the same bank and branch, and having similar arrangements as the operating line of credit except that the loan shall be retired in equal monthly principal payments over the course of the three month period following the date of the balance sheet.

8.   ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Included in accounts payable and accruals is accrued distribution and exclusivity fees of $238,000 relating to the Mailcard and Casting Workbook contractual agreements . The remaining amount relates to trade payables and operating accruals (Note 13). The breakdown of accounts payable and accruals shown on the balance sheet is as follows: (In 1,000's of dollars US)

Trade Payables                                 $175
Payroll Deductions                               64
Net Sales Taxes Payable (Recoverable)           (42)
Distribution and exclusivity fees               238
                                               $435

9.   MORTGAGE PAYABLE

Mortgage payable consists of the following:

Mortgage payable to Vancity Credit Union bearing interest at 8.75% per annum with monthly payments of $632 (Renewal May 2001) Secured by real estate (office) at 208-2323 Boundary Road, Vancouver, British Columbia. The balance at November 30, 2000 is $74,000. The company expensed $1 600 in interest relating to this loan in the current quarter.

Annual principal payments are:

   Fiscal Year                            Principal
   -----------                            ---------
      2001                                $   744
      2002                                $   812
      2003                                $   885
      2004                                $   966
      2005                                $ 1,065
      Thereafter                          $71,528

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

Due to the contingent nature of the note payable, the purchase price attributable to the note amount of $3,500,000 is not presented in the financial statements. Instead, the amount of the purchase price actually expended of $450 000 and the additional $8,000 cost is classified as an other asset and will be amortized over the estimated useful life of three years. This resulted in a charge for amortization of $38,166 in the current quarter, leaving $114,500 unamortized at the balance sheet date. The remaining purchase price of $3,500,000 will be recognized dollar for dollar against revenues generated by this service. The agreement also calls for a percentage of gross revenues to be paid to Columbus Software, Inc., on revenues generated over and above the purchase price. To date, there has been no revenue generated to the company related to this purchase agreement.

11. STOCKHOLDERS' EQUITY

Statement of Changes in Stockholders' Equity (Including Accumulated Deficit Statement)

                              Class A Common         Preference Shares    Paid In
                            Shares     Amount        Shares     Amount    Capital        Deficit
                            ------     ------        ------     ------    -------        -------
Balance 8/31/00            9,626,640  $ 6,645      3,673,292      2,439   $1,497,399 ($2,025,845)
Comprehensive Income                                                                    (375,576)
                           ---------  -------      ---------      -----   ---------- -----------

Balance 11/30/00           9,626,640  $ 6,645      3,673,292     $2,439   $1,497,795 ($2,401,421)
Current Year Currency Adjustment                                                         (24,000)
Accumulated Deficit 11/30/00                                                         ($2,377,421)

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

12.  LEASE OBLIGATIONS

The company has the following estimated future lease obligations based on current and projected lease agreements.

DESCRIPTION                         2001      2002      2003      2004      2005
Computer & Office Equip           60,000    63,000    66,000    68,000    70,000
Vancouver Office Lease            10,000    10,500    11,000    11,500    12,000
Toronto Office Lease              11,000    11,500    12,000    12,500    13,000
LA Office Lease                   59,000    60,000    61,000    62,000    63,000
TOTALS                           140,000   145,000   150,000   154,000   158,000

In the current quarter computer and office equipment leases totaled $14,361.
Aggregate office rent totaled   $ 17,630.

13.  OTHER CONTINGENT LIABILITIES

(a)The company is obligated to purchase a minimum of approximately $175 000 per calendar year of Mailcard software for purposes of distribution on behalf of the software vendors. This obligation remains in effect until at least December 28, 2007, at which time, the agreement may be terminated or renewed, depending on circumstances at that time. The company is also required to purchase an additional 2 560 000 copies at an estimated price of approximately $4 per copy of the Mailcard Software on or before December 28, 2007. Included in accounts payable and accruals is an accrual of $81 000 representing the portion of the obligation payable but not yet due or paid at the balance sheet date. This amount was based on the interest accrued on the collateralized BC Savings Bonds Investment (Note 5) which is to be paid directly to the collateralized party to cover the guaranteed purchase amount. This amount is paid semi-annually on or around June 10 and December 9 of each calendar year.

(b) The company is also obligated to pay minimum exclusivity fees, which is the interest earned on the Manitoba and British Columbia Savings Bonds (Prevously CIBC weekly GICs, which were converted to bonds during year) (note 5), per calendar year for the right to provide management services related to the Casting Workbook. This minimum obligations remains in effect until December 28, 2007 and 2008 (note 10), at which time, the agreements may be terminated or renewed, depending on the circumstances at that time. Included in accounts payable and accrued liabilities is an accrual of approximately $159,000, which is the interest earned on the collateralized Manitoba and British Columbia Savings Bonds (Note 5) relating to this agreement from June 1, 2000 to November 30, 2000, which has not yet been paid to the Casting Workbook purchasers.

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
                        $1,487,000

The estimated net operating loss resulting from the operations of the American parent company total approximately $213,000 which may in certain circumstances be applied against taxable income of the parent company in future years. These loss carryforwards expire in $33,000 in 2020 and $180,000 in 2019.

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

16.  RELATED PARTY TRANSACTIONS

The company had no related party management fees to be included in the Consolidated Statement of Loss and Accumulated Deficit during the quarter.

At the balance sheet date, the company has approximately $140,000 payable to companies controlled by or related to directors of the company for services provided relating to management contracts.

17.  ACCUMULATED OTHER COMPREHENSIVE INCOME

                                       Foreign            Total Accumulated
                                      Currency            Other Comprehensive
                                       Items                   Income

     Beginning balance                   $320                    $320
     Current Period change                 24                      24
     Ending balance                      $344                    $344

18.  NOTE PAYABLE

Payable to the Telus New Media and Broadcast Fund, located in British Columbia, Canada, which assists in funding new media projects in British Columbia. Principal amount of loan is $68,000. Loan bears interest at a rate of 6.75% per annum and is secured by assets of the company subordinated to the Royal Bank's claim relating to security for the operating line of credit (Note 7). At the balance sheet date, the note total includes accrued interest of $4,971. The loan principal was scheduled to be repaid as follows $34,000 on August 31, 2000 (unpaid at balance sheet date), with the remaining $34,000 to be repaid at $3,400 per month from September 2000 through June 2000 These payments have yet to be paid at the balance sheet date.

19.  LOAN PAYABLE - SHAREHOLDER

These are funds advanced to the company throughout the yer to help the company meet its cash flow requirements. These funds are non interest bearing, with no fixed terms of repayment.


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

During this, our fist quarter of fiscal 2001, we increased our previously established principal business activity of providing our proprietary software and services to Talent Agents and Casting Directors worldwide. As an integral part of providing services to Talent Agents and Casting Directors we host computerized / digital photographs and/or resumes and/or audio clips and / or video clips ("Portfolios") for actors and models ("Performers") for a fee (see also "Revenue Recognition Policy" and "advertise" Note 1(d) to the Financial Statements).

We have provided our proprietary software and services free to Talent Agents and Casting Directors as an incentive for them to use our database of Performers. The fact that Talent Agents and Casting Directors use our software and systems provides incentive for Performers to subscribe to and pay for our services.

Fees are now collected from Performers and deposited using internet e-commerce. We have also developed other complementary electronic capabilities in order to increase our direct service and contact with Performers that will work hand-in-hand with our e-commerce capabilities to further improve sales, billing and collections during the second quarter of Fiscal 2001.

Performers' subscriptions to our services provide each of them with the exposure of their Portfolios to casting directors who actively audition and hire Performers for jobs in film, television, and commercials. To ensure exposure for the performers, we provide Casting Directors and Talent Agents (Performer representatives) with personalized access to the "Casting Workbook" database that facilitates the hiring of the participating Performers. During Fiscal 2001 we will be implementing a program of personalized access for self-represented performers that is tailored to their particular requirements in finding work and / or agency representation. Use of our software allows the performers" Portfolios to be viewed, extracted, sorted, and manipulated by participating talent agents and casting directors in a manner that increases the speed, accuracy and ease with which they carry out their day-to-day business and operating functions. Improvements to our software and systems are continuous, adding more time saving features to ensure that entertainment professionals continue to increase their use of our software and systems.

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

We report statistical increases in key areas of our computerized business-to-business transactions as follows:

                                            Quarter Ended
                                 November 30, 1999  November 30, 2000   Increase

Film Projects Processed:                  706              1,079           53%
Roles (Acting Jobs) Cast:               3,354              4,435           32%
Audition Suggestions Processed:        93,374            155,704           67%


Our internet sites now receive more than 1.5 million hits per month made mostly by talent agents and casting directors.

Contracted arrangements with niche market and community based companies like Latin Heat magazine, Black Talent News, and XXI Century Model Search will provide us with increased and paid Performer Portfolio hosting throughout Fiscal 2001.

During the quarter we also continued to increase business relations with industry professionals in other film production centers worldwide. We or continued negotiations with professional s in the Latin American, Australian and Asian film, television and commercial industries thus providing us with increased information that would ultimately establish the timing necessary to deploy our software and systems in all of those demographic areas. Subsequent to the quarter we formed a subsidiary corporation that will see full deployment of "The Casting Workbook" and services in Australia during Fiscal 2001.

With respect to North America and in addition to increasing our business activities with Talent Agents and Casting Directors in the Los Angeles market, we also continued to deploy our software and systems in order to provide services to talented performers throughout North America and worldwide who are not presently represented by a Talent Agent (self-represented performers). Our system allows anyone, for a fee, to submit electronically their resume and other information (e.g. photos and/or sound and / or video clips) to us using access over the internet We began to collect fees from these performers using a now commonly used method called e-commerce whereby credit card information is collected and processed and money deposited to our bank account(s) electronically. In December 1999 our systems infrastructure necessary to carry out this process using the Canadian banking system was fully established and a marketing and promotional campaign has begun subsequent to this reported quarter. We estimate that many more people worldwide could subscribe to this new service than by actors who are represented by Talent Agents. Both aspiring acting and modeling talent are offered this service whereby individuals are given an opportunity to advertise themselves in front of professional Talent Agents and Casting Directors who use our software and services. Thus we are capable of providing many more individuals (customers) a chance to be discovered by Talent Agents and/or immediately obtain work from Casting Directors who are seeking that particular talent.

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

REVENUES

Agent Represented Performer Memberships:

Revenues from performer memberships during the first quarter of Fiscal 2000 ($49,000 US) were received in Canadian Dollars from Canadian actors only. Most of those performers are represented by Canadian Talent Agents. This represented a 33% increase from that market group over the same period in Fiscal 1999. During this newly reported first quarter of Fiscal 2001 revenues of $121,760 (a 149% increase over the same quarter in the previous year) was nearly all received in full and nearly all from Canadian actors.

Many free trial periods, set up in the prior fiscal year, for actors and models who are represented by Agents expired during the second quarter of Fiscal 2000, resulting in a substantial increase in Performers billings, and mostly in the Los Angeles area (a greater than 1,500% overall increase compared to the prior period). However, collection of those fees from US performers continue as of November 30, 2000.

During the third and fourth quarters of Fiscal 2000 we granted payment extensions (without affecting service start dates) to actors and models represented by Agents in the United States. This was a gesture of goodwill toward actors affected by the US actor strike, and as a part of a competitive strategy. Approximately $300,000 US Dollars of reported accounts receivable were affected.

Our historical experience indicated that our ability to collect these accounts was high due to the importance of our service to the Performers by way of their increased job audition opportunities. The professional industry in Los Angeles is still implementing our software and systems with approximately the same increasing rate as that which we experienced in Canada. However, subsequent to the reported quarter, we have written down our US accounts receivable to zero by way of full allowance for any doubtfulness in receiving payment from the US market for billings made during the period of the actors strike.

We expect a more rapid rate of Los Angeles acceptance, revenue and collections than we experienced in Canada because, during the fourth quarter of Fiscal 2000 and in readiness of actor strike resolution, we concentrated on developing and launching an improved program of technical service and revenue collection.

Our collection of Canadian accounts continues with the help of our new electronic customer relations and direct contact processes deployed subsequent to Fiscal 2000 year end and after the US actors' strike was resolved (October
2000). These technical improvements have aso enriched our relations with casting directors, including those employed inside major studios. We are experiencing increases in the number of script breakdowns that we process from the United States. Those script breakdowns represent job opportunities to performers and further motivate Talent Agents and their performer rosters to sign onto our system and pay our fees. We expect that these processes will decrease the amount of accounts receivable that we carry in the future because new accounts will be collected immediately and renewal accounts will be collected as they become due.

Self-Represented Performer Memberships (Retail Markets):

Only nominal revenues have yet to be received from that group of North American customers who are not represented by Talent / Model Agents. Full operation of our e-commerce based fee collection capabilities had been deployed during Fiscal 2000 and we planned to initiate a marketing campaign that was dependent on the development and allocation of sufficient funding for what we considered essentially a retail market. We considered that market, in traditional terms, to require print and broadcast advertising in order to accomplish adequate sales volumes. An agreement was negotiated and then abandoned, without litigation, during Fiscal 2000, for the supply of infomercials directed at the self-represented market sector. This abandonment occurred due, in part, to a lack of confirmation of value. By analyzing the approaches made by our competitors we realized that traditional retail print and broadcast advertising was to involve unjustifiably high cash expenditure requirements compared to resulting sales increases (and less profitable) when compared to our traditional services to the professional industry. During the fourth quarter of Fiscal 2000 we began to program new in-house electronic advertising facilities, now named "E-pitch" for our branding purposes. Our traditional approach, enhanced by those new facilities, now justifies our increasing entry into this market demographic. Subsequent to the currently reported Fiscal Year end, we completed and we have deployed an electronic advertising approach. Electronically we are advertising our services to all casting directors and all represented and self-represented performers and their agents. The industry throughout North America is dramatically acknowledging our new technical capabilities that link all of our traditional services with this new electronic advertising methodology. We now make these electronic advertising and thus job finding capabilities available to any individual or Agent where the appropriate performer membership fees have been paid.

These new technical services are extremely competitive and acceptance in the market has been more dramatic than any we have previously experienced.

Our new technical service has also been integrated with our billing and collection services, incorporating e-commerce, thus increasing our expectation of cash receipts in the near term.

Development of New Revenue Sources from Agencies:

During Fiscal 2000 we entered into an agreement whereby a large US Talent / Literary Agency supplied a description of certain business requirements, and we have performed for our mutual benefit the required software programming, in order to accomplish new automated data and reporting capabilities to handle extended day-to-day business functions of Talent and Literary Agents. The computer automation of a wide range of Agents' requirements is beyond that currently supplied by any of our competitors. Our new software also provides links into existing, widely distributed accounting software programming with the cooperation of the copyright owner of that software. This new software programming is useful industry-wide. Testing of our new software is ongoing on-site at the Agency with whom we have the agreement. We are confident that successful implementation will be achieved. Further arrangement for industry-wide distribution, and resulting revenue from Agents is estimated to begin during Fiscal 2001. Receipts of revenue, direct from Agents, is previously untapped by us.

International Licensing / Joint Ventures / Territory Sales:

We have not pursued, during the current period, and we have no intention of pursuing in the future, the sale of territory rights as in prior periods. However, revenue rights in many territories were never sold including the Los Angeles district and all territories outside of North America.

Instead of selling territory rights we will continue to pursue international licensing and/or joint venture agreements in Latin America, the United Kingdom, Europe and Asia during the next fiscal year. Subsequent to our reported quarter we completed detailed negotiations in order to form a subsidiary corporation for the deployment of our software and services in Australia. We expect that the Australian market, estimated by us to be equal to 50 % of our current Canadian customer base, and our related 51 % joint venture receipts, will provide us with revenues sufficient to break even in Australia during the course of Fiscal 2001.

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

COST OF SALES AND GROSS MARGIN

Of our reported Cost of Sales for the quarter, $121,000 relates to sales guarantee amounts which are paid directly from interest we earned on collateralized long-term investments, in respect of CastingWorkbook exclusivity payments and Mailcard distribution payments relating our sale of territory rights in prior periods (See note 13 to the financial statements).

The remaining cost of goods sold, ($103,000), was incurred to continue the direct activities of programming competitive improvements to our software and systems for continuing use by Casting Directors, Performers, and their Agents as well as other industry professionals. Costs are incurred also to maintain the computer and communications equipment / infrastructure that is necessary to deploy that software. Software and systems programming costs are expected to continue into the future in order to maintain a competitive technology position. However, the availability of communications infrastructure is a competitive environment and we seek opportunities to decrease our costs of that infrastructure component.

The sunk costs of our previous improvements to software programming may now be spread over a larger customer base in the future thus providing an expectation of a more effective use of cost of goods sold and increasing gross margin.

This, the first quarter of our Fiscal 2001, indicates a positive gross margin of 16% when the $121,000 sales guarantees under collatoralized agreements (see Notes 13 to the Finacial Statements) is factored out of cost of goods sold and matched directly against the related interest earned to service it. The 16% positive gross margin for this reported quarter compares favourably to a negative 75% percent gross loss reported for the same quarter in the previous fiscal year.

OPERATING EXPENSES

Operating Expenses for the reported quarter (326,000) includes $180,000 of one time bad debt allowance related directly to the ongoing US actor strike that continued during the period. The remaining amount ($146,000) represents a 46% decrease over the same period in the prior year due primarily to our decrease in US operations also due to the US actor strike. Operations in the Los Angeles area is expected to increase during the remainder of Fiscal 2001.

Our operating expenses included no payment to executive management during this reported quarter and only nominal amounts during the same quarter in the prior year.

For the remainder of Fiscal 2001 we will implement marketing strategies that include direct internet promotion to performers and their agents in order to maintain low operating costs, and particularly in the Los Angeles area. We will focus attention on the actor and model customer base using advertising and web marketing techniques that have a more direct relationship to the realization of revenues.

OTHER INCOME

Other sources of income earned during the period consist of interest earned on long-term investments that are collateral to secure contingent future revenues that may be realized under terms of agreements entered into in prior fiscal periods (see Financial Statements - Notes 5 and 10).

LIQUIDITY FROM CAPITAL RESERVES

Long-term investments are held as collateral security under agreements (see Financial Statements Notes 5 and 10) and are not money available for use in current operations, nor are they expected to be available during the course of Fiscal 2001.

CASH FLOW AND WORKING CAPITAL

Accounts Payable and Accruals reported as at November 30, 2000 ($435,000) includes $238,000 of accrued distribution and exclusivity payments under the Territory Sales agreements referred to above. The $238,000 would subsequently be paid from interest portions of long-term investments that will come due approximately December 10, 2000 to December 31, 2000.

Reported cash and cash equivalents of ($12,000) is not sufficient to meet current demands on cash represented by $197,000 of Accounts Payable and Accruals (a $209,000 deficiency).

We financed our Fiscal 2001 first quarter of operations by way of revenue receipt as well as by unsecured loans of major shareholders of ONPS.

We require an increase in revenue realization as well as investment inflows in order to provide for working capital requirements during the remainder of Fiscal 2001.

ONPS has entertained proposals from a number of individuals and companies that vary in their collaborative intentions, impact on OnLine's business operations and having differing financial benefits. We are prepared to cover cash flow requirements by way of accepting proposals involving the further issuance of treasury stock if circumstances necessitate.

ONPS has, during and subsequent to the reported quarter, concentrated on developing reorganization structures that affectively bring in both finance and expanded business operations in order to accomplish value added for its current customer base and investors.

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



OnLine Production Services, Inc.



Date       January 11, 2001                              /s/ Aerock Fox
                                                      ----------------------
                                                       Aerock Fox, President