Form 10QSB
period 2001-02-28
ON LINE PRODUCTION SERVICES INC
filed 2001-04-23
CIK 1093061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

000 - 27111
COMMISSION FILE NUMBER

OnLine Production Services, Inc
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA
(STATE OF INCORPORATION)

95-4849617
(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

Suite 301 - 425 Carrall Street Vancouver, B.C. Canada V6B 3E6
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(604) 205-5107
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

---------------------------------------------------------------------------

Securities registration pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value OTC Bulletin Board
-----------------------------------------------------------------------
(Title of Class)

OnLine Production Services, Inc.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED FEBRUARY 28, 2001

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

OnLine Production Services, Inc.

Balance Sheet

As at February 28, 2001 and February 29, 2000(Note 15)

Unaudited

Amounts in 1,000's of Dollars US

ASSETS	2001	2000
	----	----

Current Assets
Cash and Cash Equivalents	$ 19	$ 13
Accounts Receivable - Note 3	152	470
Current Portion of Deferred Taxes - Note 6	--	4
Accrued Interest - Note 5	87	43
Total Current Assets	258	530

Property, Plant and Equipment Net of Depreciation - Note 4	157	179

Other Assets
Net Investments - Note 5	22	152
Intangible Assets-Net of Amortization - Note 10(d))	76	229
Other - Note 6	3	7
Total Other Assets	101	388
Total Assets	$ 516	$1,097

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities - Note 8	268	345
Bank Operating Loan - Note 7	40	20
Note Payable - Note 18	73	--
Management Fees Payable to Related Parties - Note 16	130	--
Current Portion of Mortgage Payable	1	1
Total Current Liabilities	512	355

Mortgage Payable - Note 9	73	75

Other Liabilities
Loans Payable - Shareholders - Note 19	92	--
Total Other Liabilities

Stockholders' Equity - Note 11
Capital Stock
Class A Common Stock, $0.001 par, 100,000,000 shares authorized,
30,590,350 issued	27	7
Preference Shares, 10,000,000 shares authorized
3,673,292 issued	2	2
Total Capital Stock	29	9
Additional Paid in Capital
Issued price in excess of par value - Class A	1,993	1,318
Issued price in excess of par value - Preference Shares	180	180
Total Paid In Capital	2,173	1,498
Accumulated Deficit	(2,706)	(1,292)
Accumulated Other Comprehensive Income	343	440
Total Stockholders' Equity	(161)	655
Total Liabilities and Stockholders' Equity	$ 516	$ 1,097

See Accompanying Notes to Financial Statements

OnLine Production Services, Inc.

Income Statement

Three Months Ended February 28, 2001 and February 29, 2000 (Note 15)

and

Six Months Ended February 28, 2001 and February 29, 2000

Unaudited

Amounts in 1,000's dollars US
Three Months Ended			Six Months Ended
	Feb 28	Feb 29	Feb 28	Feb 29
	2001	2000	2001	2000

Revenue
Sales	55	379	177	428
Other	-	106	-	110

Total Revenue	55	485	177	538
Cost of Sales	152	292	376	509

Gross Profit (Loss)	(97)	193	(199)	29
General & Administrative Expenses	275	233	601	505
Depreciation/Amortization	44	41	89	98

Loss From Operations	(416)	(81)	(889)	(574)
Other Income/Expense
Interest Income	88	74	209	225

Net Loss Applicable to Common Stock	(328)	(7)	(680)	(349)

Weighted Average Shares - Common Stock	30,591	10,170	30,591	10,170
(stated in 1,000's)

Loss Per Share of Common Stock	(.01)	(.01)	(.02)	(.03)

Statement of Accumulated Deficit
Balance - Beginning of Period	(2,378)	(1.275)	(2,026)	(943)
Net Loss for Period	(328)	(7)	(680)	(349)

Balance - End of Period	(2,706)	(1,292)	(2,706)	(1,292)

See Accompanying Notes to Financial Statements

OnLine Production Services, Inc.

Consolidated Statement of Cash Flows

Six Months Ended February 28, 2001 and February 29, 2000 (Note 15)

Unaudited

Amounts in 1,000's of Dollars US
	2001	2000
OPERATING ACTIVITIES

Cash Used In Operations:

Net Loss	(680)	(349)

Add (deduct) charges to items not involving cash:
Amortization	89	98
	(591)	(251)

Non-cash working capital items:
Accounts Receivable	94	(421)
Accounts Payable & Accruals	(21)	136
	73	(325)
FINANCING ACTIVITIES
Change in Bank Operating Loan	(23)	10
Shareholder Loans	197	-
Issue of Treasury Shares for Cash	340	-
	514	10

INVESTING ACTIVITIES
Change in Long Term Investments	23	(75)
Capital Asset Purchases	(2)	(33)
	21	(108)
Translation Adjustment	23	133

Change In Cash	40	(501)
Cash, start of period	(21)	514
Cash, end of period	19	13

SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shareholders Loans Settled for Shares	355	-

See Accompanying Notes to Financial Statements

OnLine Production Services, Inc.

Consolidated Statement of

Changes in Equity (Note 11)

Six Months Ended February 28, 2001

Unaudited

Amounts in 1,000's dollars US
	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income
Beginning balance	$(200		$(2,026)	$320
Comprehensive Income Net Income (Loss) Prior period adjustment Other Comprehensive Income: Foreign Currency translation adjustments	(680) -- -- 23	(680) -- -- 23	(680) -- --	-- -- 23
Total Comprehensive Income		(657)	--	--
Common Shares Issued	21		--	--
Paid In Capital	674		--	--
	$(161)		$(2,706)	$343

OnLine Production Services, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

February 28, 2001

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

The February 28, 2001 and February 29, 2000 amounts included herein are unaudited.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, the financial position, results of operations, cash flows and changes in shareholders' equity have been made.

(b) Foreign currency translation

All balances relating to On-Line Film Services Inc. (Canadian subsidiary) have been converted to United States dollars using the current rate method of currency conversion. The use of this method resulted in a cumulative translation adjustment gain of $343 000 at the current balance sheet date and $440 000 gain at the prior period balance sheet date.

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

Casting Software rights is contingent on future sales of the software by the company. This contingency creates a significant degree of uncertainty surrounding the ultimate collection of this contingent revenue, which is based on the service of selling the software over a ten year period. As such, revenue is only recognized at such time as the funds are released to, the company In the current and prior year, none of these collateral funds have been released at to the audit date. (See note 10 )

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

The company in fiscal year 1999, completed a reorganization and reverse merger.

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

2. CONSOLIDATED FINANCIAL STATEMENTS

These financial statements show the consolidated results of operations for

OnLine Production Services Inc. and its wholly owned Canadian subsidiary On-Line

Film Services Inc. During the current period the company acquired and wholly owns four developmental companies none of which have been in operation for a full fiscal year. The company has accounted for its acquisition of these four companies using the purchase method of accounting. The nominal operating results of these companies have been fully consolidated in the current period financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following

(in 1,000's of Dollars US)

November 30

	2001	2000
Trade Accounts Receivable	437	452
Other Accounts Receivable	55	56
	492	508
Less: Allowance for Doubtful Accounts	340	395
Accounts Receivable, Net	152	113

The company's trade accounts primarily represent unsecured receivable which are geographically disbursed throughout Canada and the United States. The allowance for doubtful trade accounts results significantly from United States operations.

The company has reserved all of the United States trade accounts because of problems that the company has had collecting these accounts during and after the actors strike which lasted until October 2000. Though the company has implemented methods to reestablish its operations in Los Angeles there is little probability of viable revenue recognition /

accounts receivable from that territory in the short-term.

4. PROPERTY, PLANT AND EQUIPMENT

Description	Asset Amount	Accum. Deprec.	Net	Depreciation Method
Office Furn & Fixtures	$22	$9	$13	20% Declining Balance
Computer Software	13	13	nil	100% Declining Balance
Computer Equipment	155	102	53	30% Declining Balance
Building	110	19	91	4% Declining Balance
			$157

5. NET INVESTMENTS

Net investments includes three separate savings bonds held in trust as follows:

The first bond is a British Columbia Savings Bonds in a principal amount of

$2,865,333 with an unamortized bond premium of $1,003 to be amortized over the remaining seven year period of the bonds. Accrued interest of $37,681 was unpaid at the balance sheet date. These bonds earn interest at 6% per annum (effective interest rate of 5.992%) paid semi-annually and are locked in to June 9, 2008.

The accrued interest amount is calculated based on 6% of the principal for an accrual period of 80 days. The last interest payment date was December 10, 2000.

The next interest payment date is expected on or around June 10, 2001. These bonds are held in trust by the Canadian Imperial Bank of Commerce for the benefit of the Mailcard rights purchasers (not controlled by company) and serve as registered collateral on the Mailcard contingent sales agreement dated

September 17 1997. The amount of the collateral claim registered against these bonds is $2,865,333 which is locked in until June 9, 2008. All of the interest earned on this bond during the current quarter($42 000), included in interest income line on the consolidated statement of loss and accumulated deficit, is used to fund the minimum required Mailcard software purchase guarantee for the quarter. (See notes 10 & 13).

The net investment relating to this collateralized bond included in investments on the balance sheet is as follows:

Bond and related unamortized premium	$2,866,336
Collateralized portion (write of setoff exists)	(2,865,333)
Net included in investments	$1,003

The second bond is a Manitoba Savings Bond (Previously a Canadian Imperial Bank

of Commerce weekly guaranteed interest certiificate) in a principal amount of

$2,614,666 with an unamortized quarter end discount of $129,130 to be amortized over the remaining six years to bond maturity. Accrued interest of $20,313 was unpaid at the balance sheet date. The bonds earn interest at 5.10% per annum

(effective interest rate 5.41%) paid semi-annually and are locked in until

December 1, 2006 The accrued interest amount is calculated at 5.10% of the principal for an accrual period of 59 days. The last interest payment was on

December 31, 2000. The next interest payment is expected to be on or around June

31, 2001. These bonds are held in trust These bonds are held in trust by the

Canadian Imperial Bank of Commerce-Wood Gundy for the benefit of the Casting

Workbook rights purchasers (not controlled by company) and serve as registered collateral relating to the Casting Workbook software contingent sale agreement dated December 31, 1998 The amount of the collateral claim registered against these bonds is $2,502,931 which is locked in until December 31, 2007. All of the interest earned on this bond during the current quarter ($30,985) is included in interest income line on the consolidated statement of loss and accumulated deficit, is used to fund the required casting workbook exclusivity payments relating to the Casting Workbook software purchase guarantee for the period.

(See notes 10 & 13).

The net investment relating to this collateralized bond included in investments on the balance sheet is as follows:

Bond and related unamortized discount	$2,485,536
Collateralized portion (write of setoff exists)	(2,464,000)
Net included in investments	$21,536

The third bond is a British Columbia Savings Bond (Previously a Canadian

Imperial Bank of Commerce weekly guaranteed interest certiificate ) in a principal amount of $2,898,683 with an unamortized year end premium of $5,415 to be amortized over the remaining nine years to bond maturity. Accrued interest of

$83,800 was unpaid at the balance sheet date. The bonds earn interest at 6.25%

per annum (effective interest rate 6.24%) paid semi-annually and are locked in until December 1, 2009 The accrued interest amount is calculated at 6.25% of the principal for an accrual period of 59 days. The last interest payment was on December 31, 2000 The next interest payment is expected to be on or around

June 31, 2001. These bonds are held in trust by the Canadian Imperial Bank of

Commerce-Wood Gundy for the benefit of the Casting Workbook rights purchasers

(not controlled by company) and serve as registered collateral relating to the

Casting Workbook software contingent sale agreement dated December 31, 1998. The amount of the collateral claim registered against these bonds is $2,898,683 which is locked in until December 28, 2008 All of the interest earned on this bond during the current quarter ($67,007) is included in interest income line on the consolidated statement of loss and accumulated deficit, is used to fund the required casting workbook exclusivity payments relating to the Casting Workbook software purchase guarantee for the year. (See notes 10 & 13).

The net investment relating to this collateralized bond included in investments on the balance sheet is as follows:

Bond and related unamortized discount	$2,904,098
Collateralized portion (write of setoff exists)	(2,898,683)
Net included in investments	$5,414

The accrued interest balance shown on the balance sheet relates to the above investments as follows: ( in 1,000's of Dollars US)

	2001	2000
Interest accrued on Mailcard security held in trust	$37	$37
Interest accrued on Casting Workbook security held in trust	$49	$61
	$86	$98

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

6. DEFERRED TAXES - NON CURRENT 2000 1999

Total deferred corporate taxes	$9,058	$4,677
Allowance due to lack of realization certainty	(9,058)	--
Less: Current Portion	--	(3,934)
Non current portion	$Nil	$743 included in "Other Assets"

In the prior year, it had been determined that virtual certainty of realizing any future deferred tax benefit is not supported based on historical results,

therefore an allowance for the potential of not realizing this future benefit has been setup as shown above.

7. BANK OPERATING LOAN

The company has available a $40,000 operating line of credit with the Royal Bank in Vancouver, British Columbia. The operating line of credit bears interest at the rate of Royal Bank prime plus 1.75% per annum., secured by a primary claim to specified operating assets of the company, as well as personal guarantees by two of a company director and a shareholder. At the balance sheet date, the company has used $40,000 of this available operating line of credit.

8. ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Included in accounts payable and accruals is accrued distribution and exclusivity fees of $87,278 relating to the Mailcard and Casting Workbook contractual agreements . The remaining amount relates to trade payables and operating accruals (Note 13). The breakdown of accounts payable and accruals shown on the balance sheet is as follows: (In 1,000's of dollars US)

Trade Payables	$178
Payroll Deductions	10
Net Sales Taxes Payable (Recoverable)	(7)
Distribution and exclusivity fees	87
$268

9. MORTGAGE PAYABLE

Mortgage payable consists of the following:

Mortgage payable to Vancity Credit Union bearing interest at 8.75% per annum with monthly payments of $632 (Renewal May 2001) Secured by real estate (office)

at 208-2323 Boundary Road, Vancouver, British Columbia. The balance at February

28, 2001 is $74,389. The company expensed $1 600 in interest relating to this loan in the current quarter.

Annual principal payments are:

Fiscal Year	Principal
2001	$744
2002	$812
2003	$885
2004	$966
2005	$1,065
Thereafter	$71,528

10. CONTINGENCIES

(a) In the 1998 fiscal year, the company entered into a contingent sale agreement for the sale of Mailcard software territory rights to unrelated third parties. The company received and realized $523,000 in revenue as well as

$2,910,606 in funds which are secured by the purchasing party as collateral against the purchasers portion of the projected minimum sales guaranteed by the company over a ten year period (See note 5). If the 3.2 million minimum sales units over the ten year period is met by the company it shall receive the collateral funds as income at a rate of approx. 97% of the gross sales amount for the units sold in excess of 3.2 million units. Once all of the collateral funds have been released and realized as income by the company it will earn

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

The collateral funds are registered and are not accessible by the company until such time as these funds (or portion thereof) are released by the secured parties (None of these funds have been released to date). The term ending date is December 28, 2007 The contingent (deferred) revenue amount above is secured by a claim against the ten year BC Savings bonds held in trust for the company

(b) In the 1998 fiscal year, the company also entered into a contingent sale agreement for the Casting Workbook software territories rights to unrelated third parties. The company received and realized $587,000 in revenue as well as

$2,503,000 in funds which are secured by the purchasing party as collateral against the purchasers portion of minimum projected revenue of approximately

$5.895 million provided by the company over a ten year period (See note 5). If the minimum casting revenue over the ten year period is met by the company it shall receive the collateral funds as income at a rate of approx. 97% of the gross revenue amount for aggregate revenue generated in excess of the approx.

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

The amount of future revenue, should it occur, relating to this contingency agreement is not determinable until its ten year expiration date or until such time as the minimum required revenue level is met. As a result, revenue is realized on the collection method, whereby deferred revenue is realized as income when funds are released from collateral. At the balance sheet date, the cumulative minimum has not yet been obtained, resulting in $2,503,000 remaining in unrealized contingent revenue relating to this agreement at the balance sheet date. To date, none of the funds held in trust have been released to the company

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

(c) In the 1999 fiscal year, the company also entered into a contingent sale agreement for additional Casting Workbook software territories rights to unrelated third parties. The company received and realized $655,000 in revenue as well as $2,944,000 in funds which are secured by the purchasing party as collateral against the purchaser's portion of the minimum projected revenue amount of approximately $6.9 million provided by the company over a ten year period (See note 5). If the minimum casting revenue over the ten year period is met by the company it shall receive the collateral funds as income at a rate of approx. 97% of the gross revenue amount for aggregate revenue generated in excess of the approx. $6.9 million. Once all of the collateral funds have been released and realized as income by the company, the company shall earn 100% of the Casting software sales revenue less a perpetual fee of 3% to 5% of gross revenue (depending on sales price) to the software rights purchasers. In the event that the projected minimum revenue over the ten year period is not met,

the company must make up the purchaser's portion of the shortfall from the collateral funds held in trust as security against this contingent revenue.

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

$100,000 (paid), the issuance of 250,000 common shares at a value of $1 per share (issued) and the issuance of a note payable of $ 3,500,000. In the 1999 fiscal year, the company expended an additional $8,000 relating to this agreement. The agreement was with Columbus Software Inc. The note payable is due only if the company achieves specified sales objectives on or before August 31

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

11. STOCKHOLDERS' EQUITY

Statement of Changes in Stockholders' Equity (Including Accumulated Deficit

Statement)
	Class A Common Shares	Class A Common Amount	Preference Shares	Shares Amount	Paid in Capital	Deficit
Balance 8/31/00	9,626,640	$6,645	3,673,292	2,439	$1,497,399	($2,025,845)
Shares Issued for: Cash	2,952,381	2,952			197,048
Business Acquisitions (Purchase Method)	13,004,667	13,005			126,995
Conversion of Shareholder Loans	5,006,662	4,997			350,132
Comprehensive Income						(657,000)
Balance 2/28/01	30,590,350	$27,599	3,673,292	$2,439	$2,171,574	($2,682,845)
Cumulative Currency Adjustment						(23,000)
Accumulated Deficit 11/30/00						($2,705,845)

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

Aggregate office rent totaled $ 17,630.

13. OTHER CONTINGENT LIABILITIES

(a) The company is obligated to purchase a minimum of approximately $175 000 per calendar year of Mailcard software for purposes of distribution on behalf of the software vendors. This obligation remains in effect until at least December 28

2007 at which time, the agreement may be terminated or renewed, depending on circumstances at that time. The company is also required to purchase an additional 2 560 000 copies at an estimated price of approximately $4 per copy of the Mailcard Software on or before December 28, 2007 Included in accounts payable and accruals is an accrual of $81 000 representing the portion of the obligation payable but not yet due or paid at the balance sheet date. This amount was based on the interest accrued on the collateralized BC Savings Bonds

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

Casting Workbook. This minimum obligations remains in effect until December 28

2007 and 2008 (note 10), at which time, the agreements may be terminated or renewed, depending on the circumstances at that time. Included in accounts payable and accrued liabilities is an accrual of approximately $87,278, which is the interest earned on the collateralized Manitoba and British Columbia

Savings Bonds (Note 5) relating to this agreement from December 10, 2000 to February

28, 2001 which has not yet been paid to the Casting Workbook purchasers.

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

15. DEVELOPMENT COSTS

Expenditures relating to enhancements and refinements of the company's software are expensed in the period in which they are incurred. These costs consist primarily of personnel related costs for programming work to maintain and improve the existing Casting Workbook software. These costs are not believed to have any alternative future uses, as such they are expensed as incurred and included in cost of sales as they relate to continuing subscription revenue.

Costs relating to development of software enhancements which are still in development at the balance sheet date, are considered to be unfinished enhancements to the software at the balance sheet date. As such, these development costs (primarily personnel related) are expensed in the period in which they are incurred. These enhancements are thought to be necessary to keep the software useful in the current market. As such, these costs are included in cost of sales, as they relate to the continuing usefulness of the software and the related subscription revenue earned through the use of the software.

16. RELATED PARTY TRANSACTIONS

The company paid related party management fees of $123,915 included in the Consolidated

Statement of Loss and Accumulated Deficit during the first half of Fiscal 2001.

At the balance sheet date, The company has approximately $130,386 payable to companies controlled by or related to directors and former directors of the company for services provided relating to management contracts.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

	Foreign Currency Items	Total Accumulated Other Comprehensive Income
Beginning balance	$320	$320
Current Period Change	$23	$23
Ending balance	$343	$343

18. NOTE PAYABLE

Payable to the Telus New Media and Broadcast Fund, located in British Columbia,

Canada, which assists in funding new media projects in British Columbia.

Principal amount of loan is $68,000. Loan bears interest at a rate of 6.75% per annum and is secured by assets of the company subordinated to the Royal Bank's claim relating to security for the operating line of credit (Note 7). At the balance sheet date, the note total includes accrued interest of $6,133. The loan principal was scheduled to be repaid as follows $34,000 on August 31, 2000

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

During this, our second quarter of fiscal 2001, we increased our previously established principal business activity of providing our proprietary software and services to Talent Agents and Casting Directors worldwide. As an integral part of providing services to Talent Agents and Casting Directors we host computerized / digital photographs and/or resumes and/or audio clips and / or video clips ("Portfolios") for actors and models ("Performers") for a fee (see also "Revenue Recognition Policy" and "advertise" Note 1(d) to the Financial

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

We have also developed other complementary electronic capabilities in order to increase our direct service and contact with Performers that now works hand-in-hand with our e-commerce capabilities to further improve sales, billing and collections during the third quarter of Fiscal 2001.

Performers' subscriptions to our services provide each of them with the exposure of their Portfolios to casting directors who actively audition and hire

Performers for jobs in film, television, and commercials. To ensure exposure for the performers, we provide Casting Directors and Talent Agents (Performer representatives) with personalized access to the "Casting Workbook" database that facilitates the hiring of the participating Performers. During Fiscal 2001 we have been implementing a program of personalized access for self-represented performers that is tailored to their particular requirements in finding work and

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

Our software and systems are developed and tested in Canada by our internal personnel primarily in Vancouver and Toronto (the centers for the Canadian film,

television, and commercials industries). Prior to deployment in the United States,

we tested and implemented our software in Canada between June 1995 and the spring of 1999. Development and testing was done with the assistance of Canadian Talent

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

We began a marketing and promotion campaign in the United States starting in the spring of 1999. We now provide professional, personalized, consultative and supporting services to Casting Directors and Talent Agents in the

United States. In addition, our services are nowprovided to other types of US companies and entertainment professionals during Fiscal 2001, including, most significantly, major US production studios.

Our internet sites receive more than 1.5 million hits per month made mostly by talent agents and casting directors.

Contracted arrangements with niche market and community based companies like

Latin Heat magazine, Black Talent News, and XXI Century Model Search provide us with increased and paid Performer Portfolio hosting.

During the quarter we also continued to increase business relations with industry professionals in other film production centers worldwide. We continued negotiations with professional s in the Latin American, Australian and

Asian film, television and commercial industries thus providing us with increased information that would ultimately establish the timing necessary to deploy our software and systems in all of those demographic areas. Establishment of an Australian operation has been made and our licensing agreement with that establishment is in the finalization stage.

With respect to North America and in addition to increasing our business activities with Talent Agents and Casting Directors in the Los Angeles market,

we also continued to deploy our software and systems in order to provide services to talented performers throughout North America and worldwide who are not presently represented by a Talent Agent (self-represented performers). Our system allows anyone, for a fee, to submit electronically their resume and other information (e.g. photos and/or sound and / or video clips) to us using access over the internet We began to collect fees from these performers using a now commonly used method called e-commerce whereby credit card information is collected and processed and money deposited to our bank account(s)

electronically. In December 1999 our systems infrastructure necessary to carry out this process using the Canadian banking system was fully established and a marketing and promotional campaign has begun in the Pacific Northwest United States

We estimate that many more people worldwide could subscribe to this service than by actors who are represented by Talent Agents.

Both aspiring acting and modeling talent are offered services whereby individuals are given an opportunity to advertise themselves in front of professional Talent Agents and Casting Directors who use our software and services. Thus we are capable of providing many more individuals (customers) a chance to be discovered by Talent Agents and/or immediately obtain work from

Casting Directors who are seeking that particular talent.

During the period we also continued to design, develop and program software and systems that provide increasing computer automation to Agents, Casting Directors and other professionals in the film, television, commercials, modeling and music industries as well as tie into their other existing systems (e.g. accounting software of other suppliers). All of our present planned for future deployment.

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

Company. Any backlog or inability to use the company's services caused by a third party's inability to meet the company's needs could have a material adverse effect on, the company's business, financial condition and operating results.

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

Adequate Labor and Dependence Upon Key Personnel; No Employment Agreements.

The company will depend upon recruiting and maintaining qualified personnel to staff the company's operations. The company believes that such personnel are currently available at reasonable salaries and wages. There can be no assurance,

however, that such personnel will always be available in the future. Loss of the services of any of this management team and key employees could have a material adverse effect on, the company's operations.

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

An historical overview and discussion of operations is set-out above in Part I,

Item 1 Business.

REVENUES

Agent Represented Performer Memberships:

Revenue from performer memberships during the first half of Fiscal 2001

($177,000 US) were sold in Canadian Dollars primarily to Canadian actors. Most of those performers are represented by Canadian Talent Agents. This represented a 65% increase from that market group over the same period in Fiscal 2000.

During the comparative second quarter of the prior fiscal year the company had billed approximately $312,000 to US Actors. Subsequently the whole of that amount was offset by a allowance for doubtful accounts due to a lengthy actors strike that ensued in the US immediately following the second quarter of last year. The company is only now beginning once again to pursue sales in the US using a different electronic sales methodology. Invoices as were sent out last fiscal year to our hosted performers (approximately 10,000 performers) in the Los Angeles area have not similarly been sent out in this second quarter of this year, thus no accounts receivable or sales are recognized in for that market group.

The professional industry in Los Angeles is still implementing our software and systems with approximately the same increasing rate as that which we experienced in Canada over the past five years. We are confident that sales receipts will increase from that market area..

Self-Represented Performer Memberships (Retail Markets):

Only nominal revenues have yet to be received from that group of North American customers who are not represented by Talent / Model Agents. Full operation of our e-commerce based fee collection capabilities had been deployed during Fiscal

2000 and we planned to initiate a marketing campaign that was dependent on the development and allocation of sufficient funding for what we considered essentially a traditional retail market requiring print and broadcast advertising.

Funding for that initiative was not pursued in light of the lack of success of other businesses that we observed and who had not succeeded with that marketing approach.

However, we now use new in-house electronic advertising facilities, now named

"E-pitch", for our sales and branding purposes. We are now entering into this unrepresented performer market demographic. Using our "E-pitch" marketing and sales methodology.

Development of New Revenue Sources from Agencies:

International Licensing / Joint Ventures

We continue to pursue international licensing and/or joint venture agreements in Latin

America, the United Kingdom, Europe and Asia. We expect that our license agreement for our software and services in Australia. Will be equal to 50 % of our current Canadian customer base, and our related percent of gross revenue under the license agreement will provide us with revenues sufficient to break even in Australia during the course of

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

Using this market entry methodology the Pacific Northwest United States has begun to provide nominal paid sales receipts during in this second quarter of Fiscal 2001 and is expected to offer up to 20% of the company's existing Canadian revenue base,

with achievement of this target pursued by the company during the remainder of Fiscal 2001.

COST OF SALES AND GROSS MARGIN

Of our reported Cost of Sales for the half year, $209,518 relates to sales guarantee amounts which are paid directly from interest we earned on collateralized long-term investments, in respect of CastingWorkbook exclusivity payments and Mailcard distribution payments relating our sale of territory rights in prior periods (See note 13 to the financial statements).

The remaining cost of goods sold, ($166,000), was incurred to continue the direct activities of programming competitive improvements to our software and systems for continuing use by Casting Directors, Performers, and their Agents as well as other industry professionals. Costs are incurred also to maintain the computer and communications equipment / infrastructure that is necessary to deploy that software. Software and systems programming costs are expected to continue into the future in order to maintain a competitive technology position.

However, the availability of communications infrastructure is a competitive environment and we seek opportunities to decrease our costs of that infrastructure component. Subsequent to the most recent quarter reported herein the company has notified Talent Agents that it will not continue to pay for communications dial-up accounts on their behalf. Talent Agents will be responsible for payment of those accounts, thus saving the company approximately $55,250 USD on an annual basis.

The sunk costs of our previous improvements to software programming may now be spread over a larger customer base in the future thus providing an expectation of a more effective use of cost of goods sold and increasing gross margin.

Subsequent to this reported quarter the company has reduced by approximately 75% its continuous program of software development in order to concentrate on sales using the software programming that it already has.

This, the second quarter of our Fiscal 2001, indicates a positive gross margin of

6% when the $209,518 sales guarantees under collatoralized agreements (see

Notes 13 to the Finacial Statements) is factored out of cost of goods sold and matched directly against the related interest earned to service it.

Subsequent to the currently reported second quarter, the company has implemented a staged pricing increase for the sale of its services to Performers in

Canada that has an estimated affect of increasing Canadian revenues by nearly 100%.

OPERATING EXPENSES

Operating Expenses for the reported half year (601,000) includes $124,000 of one time bad debt allowance related directly to the ongoing US actor strike that continued during the period. The remaining amount ($477,000) represents a 9%

decrease over the same period in the prior year due primarily to our decrease in

US operations which we made in response to the US actor strike. However, sales in the Los Angeles area are expected to increase during the remainder of Fiscal 2001.

Our operating expenses included payment of $123,819 to executive management during this reported half year results.

For the remainder of Fiscal 2001 we will implement marketing strategies that include direct internet promotion to performers and their agents in order to maintain low operating costs, and particularly in the Los Angeles area. We will focus attention on the actor and model customer base using advertising and web marketing techniques that are a direct sales / revenue sourcing approach.

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

Fiscal 2001.

CASH FLOW AND WORKING CAPITAL

Accounts Payable and Accruals reported as at February 28, 2001 ($268,000)

includes $87,000 of accrued distribution and exclusivity payments under the

Territory Sales agreements referred to above. The $87,000 would subsequently be paid from interest portions of long-term investments that will come due approximately June 10, 2001 to June 30, 2001

Reported cash and cash equivalents of ($19,000) is not sufficient to meet current demands on cash represented by $181,000 of Accounts Payable and Accruals

(a $162,000 deficiency).

We financed our Fiscal 2001 second quarter of operations by way of revenue receipt, unsecured loans of major shareholders of ONPS, as well as by way of issuance of treasury stock as we had reported in the company's first quarter filing that we were prepared to do.

In line with our first quarter filing wherein we stated our considerations to issue

Treasury stock for cash, the company acquired four developmental companies that had software complementary to our business as well as cash on hand.

in exchange for treasury stock the company was provided approximately $210,000 cash toward operating costs and expenses of its CastingWorkbook operation. Further treasury stock issues provided an additional $200,000 toward company operations.

We currently require an increase in revenue realization as well as further investment inflows in order to provide for working capital requirements during the remainder of

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

A proposal had been provided an exclusive by us to proceed through negotiations up to February 28, 2001. The proposal involved expansion that was; a collaboration with complementary industry leaders in other entertainment based operations, an inclusion of our "Casting Workbook" and related industry software into a broader field of use, and commitment of $1,000,000 annual operating finance to our wholly owned subsidiary, OnLine. Related to our granting of this exclusive negotiation, up to $300,000 would be received by us during the negotiations until closing. The reorganization represented by this proposal was not completed due, among other things, to the lack of funding to accomplish the required

$1,000,000 annual operating budget.

Subsequent to the February 28, 2001 expiry date of the above stated arrangement, which is now abandoned, we are renewing our business presentations, and increasing our contacts of potential finance and operating partners, on the premise of accessing further financing as may be warranted for our newly developed technology and thus value added operations.

PART II

ITEM 3. LEGAL PROCCEDINGS.

No litigation proceedings are in progress.

ITEM 4. CHANGES IN SECURITIES & USE OF PROCEEDS.

Stock issues during the period are set out in Note 11 of the financial statements provided herein. All proceeds from stock issues were used to finance operations cash flow requirements of the Company's subsidiary, OnLine Film Services, Inc.

ITEM 5. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 7. EXIBITS & REPORT ON FORM 8-K

Current Reports on Form 8-K were previously filed on February 2, 2001 and April 5, 2001 and are referenced herein as further information to this filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OnLine Production Services, Inc.

Date April 23, 2001

/s/ Aerock Fox
----------------------
Aerock Fox, CEO