Form 10QSB
period 2001-05-31
ON LINE PRODUCTION SERVICES INC
filed 2001-07-17
CIK 1093061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

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
FOR THE QUARTER ENDED MAY 31, 2001

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

OnLine Production Services, Inc.
Balance Sheet
MAY 31, 2001 & 2000
Unaudited

Amounts in 1,000's of Dollars US
ASSETS	2001	2000
	----	----

Current Assets
Cash and Cash Equivalents	$0	$55
Accounts Receivable	94	510
Current Portion of Deferred Taxes	--	4
Accrued Interest	202	86
Total Current Assets	296	655

Property, Plant and Equipment Net of Depreciation	151	176

Other Assets
Net Investments	22	284
Intangible Assets-Net of Amortization	38	191
Other	9	7
Total Other Assets	69	482
Total Assets	$516	$1,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	2	0
Accounts Payable and Accrued Liabilities	384	439
Bank Operating Loan	30	63
Note Payable	74	--
Current Portion of Mortgage Payable	1	1
Total Current Liabilities	491	503

Long-term Debt	72	116

Other Liabilities
Loans Payable - Shareholders	228	82
Total Other Liabilities

Stockholders' Equity
Capital Stock
Class A Common Stock, $0.001 par, 100,000,000 shares
authorized, 35,265,593 issued	31	7
Preference Shares, 10,000,000 shares authorized
3,673,292 issued 2000
and Zero Shares outstanding 2001	0	2
Total Capital Stock	31	9
Additional Paid in Capital
Issued price in excess of par value - Class A	2,257	1,318
Issued price in excess of par value - Preference Shares	0	180
Total Paid In Capital	2,257	1,498
Accumulated Deficit	-2,732	-1,346
Accumulated Other Comprehensive Income	169	452
Total Stockholders' Equity	-275	613
Total Liabilities and Stockholders' Equity	$516	$1,313

See Accompanying Notes to Financial Statements

OnLine Production Services, Inc.
Income Statement
Three Months Ended May 31, 2001 & 2000
and
Nine Months Ended May 31, 2001 & 2000
Unaudited

Amounts in 1,000's dollars US
	Three Months		Nine Months
	2001	2000	2001	2000
Revenue
Sales	126	250	303	678
Other	36	5	36	115

Total Revenue	162	255	339	793
Cost of Sales	194	228	570	737

Gross Profit (Loss)	-32	27	-231	56
General & Administrative Expenses	64	172	665	205
Depreciation/Amortization	43	41	132	139

Loss From Operations	-139	-186	-1028	-760
Other Income/Expense
Interest Income	113	132	322	357

Net Loss Applicable to Common Stock	-26	-54	-706	-403

Weighted Average Shares - Common Stock	30979	10170	32148	10170
(stated in 1,000's)

Loss Per Share of Common Stock	0	-0.05	0	-0.04

Statement of Accumulated Deficit
Balance - Beginning of Period	-2706	-1229	-2026	-943
Net Loss for Period	-26	-54	-706	-403

Balance - End of Period	-2732	-1346	-2732	-1346

See Accompanying Notes to Financial Statements

OnLine Production Services, Inc.
Consolidated Statement of Cash Flows
Nine Months Ended May 31, 2001 & 2000
Unaudited

Amounts in 1,000's of Dollars US
	2001	2000
OPERATING ACTIVITIES

Cash Used In Operations:

Net Loss	-706	-403

Add (deduct) charges to items not involving cash:
Amortization	132	139
	-574	-264

Non-cash working capital items:
Accounts Receivable	156	-446
Accounts Payable & Accruals	90	352
	246	-94
FINANCING ACTIVITIES
Change in Bank Operating Loan	-34	33
Change in Loans	-2	-
Shareholder Loans	197	-
Issue of Treasury Shares	426	-
	587	33

INVESTING ACTIVITIES
Change in Long Term Investments	-83	-249
Capital Asset Purchases	-3	-29
	-89	-278
Translation Adjustment	-151	144

Change In Cash	19	-459
Cash, start of period	-21	514
Cash, end of period	-2	55

SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shareholders Loans Settled for Shares	355	-

See Accompanying Notes to Financial Statements

OnLine Production Services, Inc.
Consolidated Statement of
Changes in Equity
Nine Months Ended May 31, 2001
Unaudited

Amounts in 1,000's dollars US

OnLine Production Services, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)
May 31, 2001
				Accum
		Compre-		Other
		hensive	Retained	Compre-
	Total	Income	Earnings	hensive
				Income
Beginning Balance	-200		-2026	320

Comprehensive Income
Net Income (Loss)	-706	-706	-706
Prior Period Adjustment
Other Comprehensive Income:
Foreign Currency Translation Adjustments	-151	-151		-151
Total Comprehensive Income		-857
Common Shares Issued	22
Paid In Capital	759

	-276		-2732	169

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

(a) Unaudited Financial Statements - Opinion of Management

The May 31, 2001 and 2000 amounts included herein are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, the financial position, results of operations, cash flows and changes in shareholders' equity have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(b) Foreign currency translation

All balances relating to On-Line Film Services Inc. (Canadian subsidiary) have been converted to United States dollars using the current rate method of currency conversion. The use of this method resulted in a cumulative translation adjustment loss of $151,000 at the current balance sheet date and $440 000 gain at the prior period balance sheet date.

(b) Investments

Investments are held to maturity investments and are recorded at their amortized cost at the balance sheet date. These investments are strictly interest bearing deposits in the form of savings bonds and guaranteed interest certificates at the current and prior balance sheet dates. Investments are shown net of collateral claims against these investments.

Subsidiaries are consolidated in these financial statements.

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

(d) Revenue Recognition Policy

Sales revenue is recognized when realized. Realization occurs when the earning process is complete, or virtually complete and revenue is evidenced by the existence of an exchange transaction which provides significant certainty as to the ultimate collectibility of the revenue amount.

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

3. CHANGES IN SECURITIES
	Class A Common		Preference Stock		Paid In
	Stock	Amount	Stock	Amount	Capital

Balance 8/31/00	9,626,640	6,645	3,673,292	2,439	1,497,399
Stock Issued for:
Cash	2,952,381	2,952			197,048
Business Acquisitions
(Purchase Method)	13,004,667	13,005			126,995
Stock for Services	1,001,951	1,002			83,943
Preference Stock Conversions	3,673,292	2,439	(3,673,292)	(2,439)
Conversion of Shareholder Loans	5,006,662	4,997			350,132

Balance 5/31/01	35,265,593	31,040	-	-	2,255,517

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

During this, the third quarter of fiscal 2001, the Company continued its established principal business activity of providing proprietary software and services to Talent Agents and Casting Directors worldwide. As an integral part of providing services to Talent Agents and Casting Directors the Company hosts computerized / digital photographs and/or resumes and/or audio clips and / or video clips ("Portfolios") for actors and models ("Performers") for a fee (see also "Revenue Recognition Policy" and "advertise" Note 1(d) to the Financial Statements).

The Company has provided its proprietary software and services free to Talent Agents and Casting Directors as an incentive for them to use our database of Performers. The fact that Talent Agents and Casting Directors use our software and systems provides incentive for Performers to subscribe to and pay for our services.

REVENUES

Agent Represented Performer Memberships:

Revenue from performer memberships during the first three quarters of Fiscal 2001 ($303,000 US) were sold in Canadian Dollars primarily to Canadian actors. Most of those performers are represented by Canadian Talent Agents.

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

Other Revenues:

During the period the Company received $36,000 revenue from contracted computer programming services.

COST OF SALES AND GROSS MARGIN

Of our reported Cost of Sales for the half year, $351,926 relates to sales guarantee amounts which are paid directly from interest we earned on collateralized long-term investments, in respect of CastingWorkbook exclusivity payments and Mailcard distribution payments relating our sale of territory rights in prior periods (See note 13 to Audited Financial Statements filed with the Company's most recent Form 10K Annual Report).

OPERATING EXPENSES

Operating Expenses for the period (665,000) includes $124,000 of one time bad debt allowance related directly to the ongoing US actor strike that continued during the first quarter. Sales in the Los Angeles area are expected to increase during the remainder of Fiscal 2001.

The Company paid $157,811 to executive management during the period.

OTHER INCOME

Other sources of income earned during the period consist of interest earned on long-term investments that are collateral to secure contingent future revenues that may be realized under terms of agreements entered into in prior fiscal periods (see Audited Financial Statements Notes 5 and 10 filed with the Company's most recent Form 10K Annual Report).

LIQUIDITY FROM CAPITAL RESERVES

Long-term investments are held as collateral security under agreements and are not money available for use in current operations, nor are they expected to be available during the course of Fiscal 2001.

CASH FLOW AND WORKING CAPITAL

Accounts Payable and Accruals reported as at May 31, 2001 ($384,000) includes $201,703 of accrued distribution and exclusivity payments under the Territory Sales agreements referred to above. The $201,703 would subsequently be paid from interest portions of long-term investments that will come due approximately June 10, 2001 to June 30, 2001

Reported cash and cash equivalents of ($2,000) is not sufficient to meet current demands on cash represented by $182,297 of Accounts Payable and Accruals (a $180,297 deficiency).

We financed our Fiscal 2001 third quarter of operations by way of revenue receipt, unsecured loans of major shareholders of ONPS, as well as by way of issuance of treasury stock.

We currently require an increase in revenue realization as well as further investment inflows in order to provide for working capital requirements during the remainder of Fiscal 2001.

ONPS has entertained proposals from a number of individuals and companies that vary in their collaborative intentions, impact on OnLine's business operations and having differing financial benefits. We are prepared to cover cash flow requirements by way of accepting proposals involving the further issuance of treasury stock.

ONPS has, during and subsequent to the reported quarter, concentrated on developing reorganization structures that affectively bring in both finance and expanded business operations in order to accomplish value added for its current customer base and investors.

PART II

ITEM 3. LEGAL PROCCEDINGS.

No litigation proceedings are in progress.

ITEM 4. CHANGES IN SECURITIES & USE OF PROCEEDS.

Stock issues during the period are set out in Note 3 of the financial statements provided herein. All proceeds from stock issues were used to finance operations cash flow requirements of the Company's subsidiary, OnLine Film Services, Inc.

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

Date July 16, 2001

/s/ Aerock Fox
----------------------
Aerock Fox, CEO